Form 10KSB
period 2005-12-31
Amalgamated Pictures Corp.
filed 2006-04-12
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2005
or
[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-51871

Commission file number

AMALGAMATED PICTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida	20-2521015

(State of incorporation)	(IRS Employer Identification Number)

2132 Mears Parkway Margate, FL 33063

(Address of principal executive office)

(305) 735-2054

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.0001 Par Value
and
Warrants: Class A Warrant

(Title of Class)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [ X ] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31, 2005.

As of March 31, 2006, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of March 31, 2006, there were 638,500 shares of Amalgamated Pictures Corp. common stock outstanding.

AMALGAMATED PICTURES CORP. FORM 10-KSB TABLE OF CONTENTS
PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis and Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

Signatures
Index to Financial Statements
Exhibits

PART I

Item 1 - Description of Business

            We are a development stage, independent motion picture company organized on March 18, 2005. We plan to develop, produce, market, and distribute low-budget feature-length motion pictures captured and edited using high-definition digital video technologies. We plan to distribute our films directly to the international and domestic markets on DVDs sold on the Internet. We have not had any operating revenues from operations.  We have only one employee, Avery Pack, who is our sole officer, director and controlling shareholder.

            Our principal offices are located at 2132 Mears Parkway, Margate, Florida 33063. Our telephone number is (305) 735-2054.

Plan of Operation

            As part of our plan to develop our company, we filed a Registration Statement for our initial public offering with the Securities and Exchange Commission on May 23, 2005. On December 30, 2005, the Registration Statement was deemed effective. The offering is for up to 100,000 units, consisting of one share of common stock and one Class A warrant, at $5.10 per unit for a total maximum offering of $510,000.

            We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 from our initial public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

            We plan to produce as many film properties as permitted by the proceeds available, as cash is received from this offering. We anticipate that the cost of development of each of our film properties will range from $75,000 to $100,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production.

            We plan to develop a website for each film we produce. The website will be for promotion, delivering marketing information for the film, and distribution, offering an opportunity to purchase a copy of the film through e-commerce functionality. We plan to develop the websites so that customers can purchase DVDs of our films directly from the websites. We anticipate that the cost to develop and promote each website to a point so that they are aesthetically and functionally sufficient for the next 12 months will be a minimum of $5,000 per completed film.

            If we are unable to raise at least $75,000 in our initial public offering, we expect to borrow funds from a bank or other financial institution to satisfy our minimum cash requirements to initiate operations and produce our first film property.  If we are unable to borrow funds from a bank or other financial institution, our president and sole-director, Avery Pack, has agreed to lend us the funds, up to $75,000, for a minimum term of 12 months with an interest rate equivalent to the Citibank, N.A. prime rate.  Mr. Pack has represented to us that he has readily available liquid funds in excess of $75,000.

            We have not generated any revenue since our inception. We are considered to be a development stage company, and are dependent upon the raising of capital through placement of our securities. There can be no assurance that we will be successful in raising the capital we require through the sale of our securities.

            We plan to employ existing and emerging, high-definition digital video technologies and an amateur talent pool to create low-budget "genre" films. We plan to distribute our films to the international and domestic markets on in-house produced DVDs to be sold on the Internet through distinct websites developed for each film. Although we plan to make previews and short film clips available in a streaming video or downloadable format on each website, we do not plan to distribute our films in this manner.

            To date, no significant progress has been made to further our business plan; however, we have begun to develop story ideas and to research the technologies to create them that may be appropriate to consider when sufficient funds are available.  Since our films are to be created within strict budgetary requirements, the possible stories or locations for our films are limited.  Therefore, it would be inappropriate for our films to include large casts or crews, difficult staging or expensive locations, or expensive equipment purchases or rentals, but rather, would require us to take advantage of existent or available opportunities, namely talent and locations that will not consume unnecessary funds from a film budget and will be available at the moment of production.  Additionally, our stories will most likely take place in the present time and will be in the thriller and horror genres.

            In addition to developing story ideas for our potential films that would be possible to produce within our strict budgetary requirements, our president has been developing professional relationships with individuals involved in film production and distribution including actors and technicians, both amateur and professional; writers; musicians; film festival organizers; equipment rental companies; and production and equipment insurance companies.

            We are not a "blank check" company as that term is defined in Rule 419 of Regulation C of the Securities Act of 1933, as we have a specific business plan or purpose and we will not merge with or acquire a private company to be used as a vehicle for a reverse acquisition in the next 12 months.

Competition

            The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, and pay television systems. Virtually all of our competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. Some of the production and distribution companies we will compete with are Troma Entertainment Inc.; Lions Gate Entertainment Corp.; THINKFilm Company; Newmarket Entertainment Group; and Dimension Films, a division of The Walt Disney Company.

Industry Overviews

            The motion picture industry

            The "major" studios dominate the motion picture industry in the United States by controlling the distribution of films that they produce as well as films that are produced by "independent" studios. These major studios include among others: The Walt Disney Company; Sony Pictures Entertainment; Paramount Pictures; Twentieth Century Fox Film Corporation; Universal Studios; and Warner Bros. Entertainment.

            Historically, the major studios financed, produced and distributed the vast majority of American-made motion pictures. Today, much of the financing and distribution of major motion pictures remains in the control of these major studios. But as many of the major studios have become part of large conglomerate business operations, or diversified their operations, they have adopted a policy of producing only a relatively small number of films each year. As demand for filmed entertainment has increased, many smaller, independent film production companies have been successfully established to fill the excess demand for motion pictures.

            We believe that two convergent trends in the production and distribution of motion pictures have led to an opportunity for our proposed low-budget independent films to be profitably exploited: the increasing commercial success of independent films and the increasing commercial success of DVDs.

            In the last decade, the distribution of independent films, films produced by independent production companies outside of the major studios, brought increasing commercial success to the major studios that were distributing them. We believe that what was once considered an uncharacteristic and uncommon success, high-grossing independent films such films as The Blair Witch Project (1999), have become a more consistent trend. And recently, independent films that appeal to specialized audiences are regularly becoming high-grossing films, such as My Big Fat Greek Wedding (2002), Open Water (2003), and The Passion of the Christ (2004). We believe that increasing commercial success of independent films that cater to specific audiences or specialized tastes is an indication that consumer tastes have proven broader than what the major studios can fulfill, and an increasing demand exists for low-budget, independent films in both the international and domestic markets.

            As the demand for a diversity of motion pictures has expanded, so too has audience market with the commercial success of the DVD format. The popular and inexpensive DVD format has expanded the audience market beyond traditional theatrical distribution. The high production, marketing, and distribution costs for films produced for theatrical distribution economically require that theatrically distributed films have the broadest possible audience appeal. However, with the expansion of the audience market to include the vast audience watching motion pictures at home on DVD, we believe less general, more specific audiences can be sought, targeted and profitably exploited with low-budget motion pictures geared toward such audiences.

            Although the Writers Guild of America currently defines a low-budget motion picture as one produced for less than $1.2 million, the vast majority of low-budget motion pictures or "B-movies" are produced with considerably smaller budgets. Historically, "B-movie" referred to a film's status as a cheaply produced, second film of a double bill, following the "A-movie," or feature attraction. Today, "B-movies," sometimes referred to as "genre" films, are independent motion pictures, which for budgetary, thematic, and aesthetic reasons, deviate from the accepted cinematic mainstream, conforming to a different standard of production quality. Traditionally, B-movies fall into the realm of the horror, science fiction, action/adventure, urban, or exploitation genres - thus referred to as genre films. However, we use an expanded definition of genre film to include genre niches, meaning any low-budget film that is geared to a specific or specialized audience, such as motion pictures for women, young adults, or even a specific ethnic or religious audience. We do not plan to limit ourselves to the production of genre films within any single genre, but rather to the production of low-budget motion pictures geared to any specialized audience that we believe can be effectively targeted. We plan to concentrate on the production and distribution of these genre films that will range between $75,000 and $100,000 in production costs. We believe that by employing emerging high-definition digital video technologies and an amateur talent pool, we can create unique and viable genre films in this budget range.

            The Digital Video Industry

            The availability of digital video ("DV") has created the possibility for unprecedented low-budget motion picture production, alleviating many technical and financial burdens of filmmaking. DV is video technology that treats video and audio as digital information. With this technology, motion picture image and audio data can be stored, manipulated, and relayed with the ease of any other computer data.

            Since its introduction to consumers in 1994, DV has rapidly grown in popularity. And more recently, consumer-priced DV has grown dramatically in capability allowing the capture of images of quality comparable to traditional 35-millimeter film production, which is the standard for major studio theatrical film production.

            Generally, DV offers several benefits including:

            · extremely portable, inexpensive cameras and media;
            · excellent images and color reproduction of appropriate resolution for broadcast television, DVD, as well as theatrical distribution;
            · CD quality digital sound recording;
            · the ability to use a high speed connection to transmit video and audio digitally in and out of a computer or another DV device, avoiding any loss of quality with transfers and copies;
            · and affordable, desktop or laptop computer-based editing systems.

            In addition to the direct advantages, we believe DV film production also offers several indirect production advantages over traditional film production. Producing with DV, a filmmaker can view and even edit filmed results immediately as opposed to traditional film production in which processing is required to view "dailies" - the raw, unedited footage that are reviewed each day as a film is being produced. With DV, adjustments can be made immediately, as opposed to only later, upon review of processed film, as is with traditional film production and dailies. Also, the light sensitivity of DV equipment allows for the use of smaller, less expensive and less electrically demanding lighting set-ups. This creates a set or shooting environment that is easier to set up, reconfigure and transport. And additionally, since DV is captured onto inexpensive tapes or directly onto a computer hard drive, the cost of digital "film stock" is practically negligible and, therefore, there is little additional media cost in capturing as many takes, re-takes or set-ups as are required to complete a scene. In traditional film production, each frame of film shot and processed has a measurable and significant cost, which would make a comparably free-form production strategy cost prohibitive. Overall, DV allows for small, direct, and inexpensive productions.

            A recent advancement in DV has been the introduction of low-cost high-definition digital video ("HD") cameras. Major studios are using HD digital video more frequently in the production of theatrical motion pictures. Until recently, HD equipment and production has been comparable in cost and complexity to traditional 35-millimeter production, though offering the production and post-production advantages of the digital production workflow. In the last year, though, this equipment has become available at the prices of standard definition ("SD") digital video, the affordable digital video technology previously and currently available to consumers and filmmakers. HD digital video has six times more lines of resolution than SD digital video and, therefore, offers a much sharper picture. The increased resolution makes HD an appropriate medium for films intended to be projected in theatres, as a high resolution source is required in order to create a detailed large projection.

           Although the resolution limitations of standard television and DVD are below that of the capabilities of HD, so when producing a low budget motion picture that is ultimately destined for DVD only distribution SD technology may be sufficient, we believe that the advantages of capturing in HD, as opposed to SD, will offer more options for our productions as they could be released on a future HD DVD format or even have theatrical distribution. HD resolution televisions are currently available and being adopted by consumers, though currently not as ubiquitous as SD televisions. And though the current DVD format is not HD, future home video formats will be, as several formats are already in development. Therefore, we believe producing motion pictures in HD digital video is prudent practice to insure future marketability and compatibility of our motion pictures without significantly increasing the budgets of our productions as they can be distributed on current and near-future DVD technologies.

            Overall, we believe that digital and video technology advances are allowing cinema-quality productions to be made for under $100,000. Recent breakthroughs in technology have made it possible to capture movies using digital video cameras with fidelity akin to that of 35-millimeter film for distribution on DVDs, television or even to project them digitally in theaters with no loss of image quality.

            Motion picture development and production

            Motion picture production consists of four steps: development, pre-production, production and post-production.

            Development begins when we commission, acquire, or develop a screenplay. Once in possession of the screenplay, we seek commitments from a director, the principal cast members and other creative personnel. Also, a tentative production schedule and budget is prepared.

            Pre-production begins when the screenplay is completed and the commitments have been arranged. During pre-production, we expect to engage creative personnel to the extent not previously committed; finalize the filming schedule and production budget; obtain insurance; establish filming locations; secure whatever studio facilities are required; and, if necessary, secure completion guarantees.

            Production begins when principal photography begins and ends when principal photography ends. We plan to limit production to less than one month in order to control costs and limit obligations on amateur and voluntary creative personnel.

            Post-production begins upon completion of principal photography. During post-production, we plan to edit the motion picture, add audio effects, create computer-generated effects, titling, etc., which will complete the motion picture and prepare it for DVD production.

            Our Production Strategy

            From development to post-production, we plan to use various strategies, in addition to the use of digital technologies, so that the budgets of our motion pictures remain within our proposed range of $75,000 to $100,000.

            Foremost, we plan to be very selective with the underlying stories of our motion pictures. The stories must have practical limitations on the number of characters, locations, and action in order to be successfully executed within our proposed budget.

            We plan to use a combination of paid and voluntary, amateur talent for all aspects of production: actors and stunt men, production staff including camera and sound crews and set workers, as well as wardrobe, makeup, and special effects personnel. We believe that we can create our productions with the use of creative and technical personnel that are willing to contribute their talents, for less than standard industry compensation, out of an enthusiasm to participate in the productions, the opportunity to gain experience in various aspects of motion picture and digital video production, or to promote their particular skill, such as wardrobe design, special effects, or makeup, in one of our motion pictures. We plan to create an informal and collaborative working environment, in which all personnel will have the potential to offer significant contributions to the productions. We will promote our productions as a venue for emerging creative talent, or those seeking a production environment receptive to experimental ideas. We plan to advertise position openings and solicitations for talent on our websites, industry websites, trade publications as well as local publications, schools, and universities in areas in which we will shoot on location. There is no assurance that we will be able to attract talented personnel to contribute to our productions, especially for less than standard industry compensation.

            Whenever practical, we plan to shoot our productions on location, at an existing site, eliminating the cost of renting or leasing studio space for the construction of sets or artificial environments. When shooting on location, we will employ local talent for various positions so that we are not entirely responsible for travel and living expenses of personnel. The mobility and flexibility of the digital technologies would allow for easy set-ups under a wide variety of conditions and lessen the general need for controlled environments.

            The DVD Industry

            DVD is a form of optical disc storage technology. Essentially, DVDs can be considered bigger, faster CDs that can hold cinema-like video and audio that is better than CD-quality, as well as computer data. DVD has widespread support from all major electronics companies, all major computer hardware companies, and all major music and movie studios.

            According to figures compiled by the Digital Entertainment Group (DEG), based on data from the Consumer Electronics Association (CEA), retailers and manufacturers, 37 million DVD players were sold to U.S. consumers in 2004, a 10 percent increase over the previous year. More than 17 million DVD players were sold in the fourth quarter alone. The DEG is a Los Angeles-based, industry-funded nonprofit corporation that advocates and promotes the benefits of the DVD format while providing updated information to the media and the retail trade.

            Since the launch of the DVD format, hardware and media to consumers, more than 127 million DVD players (including set-top and portable DVD players, home-theater-in-a-box systems, TV/DVD and DVD/VCR combination players) have been sold, bringing the number of DVD households to 70 million (adjusting for households with more than one player). Approximately 45 percent of these owners now have more than one player. Further, the DEG estimated that more than 80 percent of households in the United States alone had at least one DVD player at year-end 2005.

            As far as media spending according to the DEG, consumers spent a record $21.2 billion renting and buying DVDs in 2004. DVD retail sales alone grew to $15.5 billion in 2004, a 33 percent increase over the previous year.

            Some features of DVDs include:

            ·  over two hours of high-quality digital video;
            ·  support for widescreen movies on standard or widescreen TVs;
            ·  up to eight tracks of digital audio, each with as many as eight channels which can be used to encode multiple languages, voice-overs, etc;
            ·  automatic branching of video for multiple story lines or ratings on one disc;
            ·  up to nine camera angles, which allow for different viewpoints to be selected during playback;
            ·  menus and simple interactive features;
            ·  instant rewind and fast-forward;
            ·  instant search to title, chapter, music track, and time code;
            ·  durable media that does not wear from playing, only from physical damage;
            ·  compact size that is easy to handle, store, and ship;
            ·  and replication that is cheaper than tapes.

            DVD Production

            DVD production has two basic phases: development and replication.

            Development - DVD video development has three basic parts: encoding; authoring, which includes design, layout, and testing; and pre-mastering. The entire development process is sometimes referred to as authoring. Many service bureaus provide development facilities. However, with the availability of consumer priced technologies, we intend to set up in-house authoring facilities.

            Since we plan to create our motion pictures using exclusively a digital production environment, our motion pictures will be in a format immediately suitable for DVD authoring without any additional preparation.

            We plan to author our DVDs by employing desktop computers. Prices for software and hardware have dropped very rapidly and continue to drop, to where DVDs can be authored on a desktop computer system that costs less than $1,000.

            Replication and Duplication - Replication is usually a separate job done by large plants. Large production run DVD replication equipment typically costs millions of dollars. A variety of machines are used to create a glass master, create metal stamping masters, stamp disc layers in hydraulic molds, apply reflective layers, bond layers together, print labels, and insert discs in packages.

            For smaller production runs, it is considerably cheaper to use DVD duplication technology. We anticipate that we will be able to meet our customer demand by setting up our own DVD duplication facility. By employing this method, we will be able to maintain a catalog of films and be able to print titles on demand. For very popular titles, we may be required to employ a service bureau for replication.

            The Internet industry

            Our Internet sites will offer our motion pictures for sale to the Internet consumer on DVD. We believe that by selling the DVDs of our films on the Internet, we can circumnavigate the traditional methods of film distribution: theatrical release, video rental, and television. We believe that with a proper marketing campaign, our Internet sites can develop into an effective means to distribute our motion pictures.

            We plan to create individual Internet sites for each film that we produce. These marketing and e-commerce sites will contain promotional information for each film, including story synopses, still images from the motion picture and behind-the-scenes production stills, short streaming video clips from the films; as well as offer visitors the opportunity to purchase a copy of the film on DVD directly from the website from an online store. If we have produced more than one film, the online store will make available for sale all films that we have produced. Additionally, if we have produced more than one film, each film marketing site will be interconnected to other film marketing sites in order to promote multiple film properties to a single visitor.

            To draw visitors to our Internet sites, we plan to implement a targeted online marketing campaign that will attempt to achieve visibility in places where our prospective audience is likely to be browsing. Since our motion pictures will be targeted to specific audiences, our online campaign will be tailored to target sites that we believe generate traffic from Internet users who would be interested in our motion pictures.

            We intend to promote our website on search engines and directories such as Google, (www.google.com), Yahoo (www.yahoo.com) and those powered by the Open Directory Project (www.dmoz.org). As a result, when a potential visitor types in key words related to B-movies, genre films, DVDs, or the thematic or narrative content of one of our films, we will try to have our Internet site for our films listed as a search result. There is no assurance that we can obtain such status.

Patents

            We hold no patents. We are the registered owner of the Internet domain name www.amalgapix.com.

Government and Other Regulation

            Censorship

            An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. At this time, we do not plan to follow the practice of submitting our pictures for ratings.

            There is no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

            Labor Laws

            At the present time, we do not expect to employ members of guilds or unions. Many individuals associated with motion picture productions, including actors, writers and directors, are members of guilds or unions, which bargain collectively with producers on an industry-wide basis from time to time. Our operations will not be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. However, in the future, we may change our operations to employ members of guilds or unions, and the extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

Employees

            We currently have one employee, our president and chief executive officer, Mr. Avery Pack. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing, producing and promoting our motion pictures and Internet properties. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

Item 2 - Description of Property

            We have use of office space from our president without payment. This space is adequate for our present operations. We own our Internet site, and the Internet domain name www.amalgapix.com. The Internet site currently provides limited information about our stock offering and our business.  We plan to expand our Internet site to provide information about our film projects.

Item 3 - Legal Proceedings

            We are not subject to any pending litigation, legal proceedings or claims.

Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

            Our common stock is not listed or quoted at the present time. We are in the process of completing our Initial Public Offering. Our registration statement on Form SB-2 was deemed effective by the Securities and Exchange Commission on December 30, 2005. Upon completion of our offering, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock and or our warrants will ever develop.

Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

            The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.

For the period March 18, 2005 (inception), through December 31, 2005:

            Sales - We have not had any sales since inception.

            Expenses - For the period beginning March 18, 2005 and ending December 31, 2005, total expenses were $21,232. Expenses in the period consisted almost entirely of the value of services and office space provided by our sole officer and director, without cost to us. His services were valued at $19,000 or $2,000 per month and office space was valued at $1,900 or $200 per month. The total of these expenses, $20,900, was reflected in the statement of operations for the period ended December 31, 2005, as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity. Other expenses, which totaled $332, included organization expense, $70; bank charges, $137; and miscellaneous expenses, $125.

            Interest income - For the period ending December 31, 2005 interest income earned on our invested cash was $440.

            Net loss -  Net loss, before taxes, for the period ended December 31, 2005 was $20,792.

            We have not reduced our net loss, for the period from inception, March 18, 2005, through December 31, 2005, by any tax benefit, consequently our net loss was the same both before and after taxes.

           Net loss per share - For the period from inception through December 31, 2005 the net loss per share was $0.03.  Per share net loss was based on 638,500 weighted average common shares outstanding for the period.

Liquidity and Capital Resources

            As of December 31, 2005, the balance of our cash and cash equivalents was $26,172. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 from our initial public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect any significant purchases of equipment in 2006.

Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-13 attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 8A - Controls and Procedures

            (a)    Evaluation of disclosure controls and procedures

            As of December 31, 2005, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission (the “SEC”).

            (b) Changes in internal controls

            There were no changes to internal controls in the 90-day period prior to December 31, 2005, the end of our fiscal year, or in the period from January 1, 2006 to the date of the filing of this report on Form 10K-SB.

Item 8B - Other Information

            None

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	28	President, chief executive officer, chief financial officer and director

            The following is a brief description of the background of our sole officer-director and executive officer.

            Avery Pack has served as our president, chief executive officer and chief financial officer since our incorporation in March 2005. From 2001 to 2004, Mr. Pack was the president of Consolidated Pictures Corp., a Delaware corporation, formed to develop and produce low-budget motion pictures. From September 1996 to May 2000, Mr. Pack was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts. By age 15, Mr. Pack had designed, programmed, produced, published, and distributed award winning computer games and graphics software —managing and directing an international team of creative talent: programmers, artists, and musicians, as well as working with publishers and distributors. Mr. Pack's development of the graphics manipulation software "MetaMorf" and "MetaMorf 3D" was influential in reducing the price of software technologies to the consumer level that were previously available only to the film and television industries. Mr. Pack also experimented with alternative methods of software distribution for educational and entertainment software via linked communities of online users before the widespread use of the World Wide Web. Mr. Pack has an extensive background in computer graphics, animation, and programming including web-based graphics and programming, and has more recently designed and implemented Internet marketing programs and consumer web applications for such international brands as Comet® household cleaners, Clear eyes® eye drops, Chloraseptic® sore throat remedies and Prell® shampoos. Mr. Pack worked with the Comet® brand to develop custom Internet marketing campaigns in conjunction with direct response television advertisements to promote products and collect consumer data for the distribution of product coupons and rebates. Mr. Pack has been featured in numerous publications for his work in digital entertainment including GAMES Magazine, Electronic Games, Computer Game Review and Computer Player. Comet, Clear eyes, Chloraseptic, and Prell are the registered trademarks of their respective companies.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our securities. As of the date of this report, our sole director and officer, Mr. Avery Pack, has made the required filings in a timely manner.

Board of Directors and Committees

            All directors hold office until the next annual meeting of the shareholders and the election of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

            Our board of directors plans to establish an audit committee and a compensation committee at such time as additional persons are added to our board of directors.

            The audit committee will recommend, to the entire board of directors, the independent public accountants to be engaged by us; review the plan and scope of our annual audit; review our internal controls and financial management policies with our independent public accountants; and review all related party transactions.

            The compensation committee will review and recommend, to our entire board of directors, compensation and benefits to be paid to our officers and directors; administer our stock option plan; approve the grant of options under the stock option plan; and establish and review general policies relating to compensation and benefits of our employees.

Code of Business Conduct

            Effective March 28, 2006, our board of directors adopted a Code of Business Conduct that applies to, among other persons, our  president (being our principal executive officer) and our acting chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

            (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

            (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

            (3) compliance with applicable governmental laws, rules and regulations;

            (4) the prompt internal reporting of violations of the Code of Business Conduct to an appropriate person or persons identified in the Code of Business Conduct; and

            (5) accountability for adherence to the Code of Business Conduct.

            Our Code of Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our president and chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct. Further, all of our personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct by our president or chief financial officer.

            In addition, our Code of Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct by the president or chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct by another.

            Our Code of Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will post our Code of Business Conduct on our website and we will provide a copy to any person without charge, upon request.

Item 10 - Executive Compensation

            We have not made any provisions for cash compensation to our sole officer-director.

Employment Agreements

            We have not entered into an employment agreement with our sole employee, and employment arrangements are all subject to the discretion of our board of directors, which currently consists solely of Avery Pack.

            Our board of directors, which presently consists solely of Avery Pack, will consider entering into an employment agreement with Mr. Pack for which he may receive compensation

Stock Option Plan

            On March 18, 2005, our shareholder and director adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan. The plan authorizes the granting of options to purchase up to 500,000 shares of our common stock. The board's responsibility will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan.

            Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

            All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and persons who are formally employed by Amalgamated Pictures Corp. are eligible to receive incentive options.

            All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death or disability, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one-year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

            Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

            As of March 31, 2006, there were 638,500 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            We had two holders of record of our common stock as of March 31, 2006.

            The following table presents certain information regarding beneficial ownership of our common stock as of March 31, 2006, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percent

Avery Pack	625,000	97.9%

Officers and directors (1) as a group	625,000	97.9%

            The address of the director and executive officer is 2132 Mears Parkway, Margate, Florida 33063.

Indemnification of Directors and Officers

            Our articles of incorporation and bylaws indemnify our directors and officers to the fullest extent permitted by Florida corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.  At present, Avery Pack is our sole officer-director.

Item 12 - Certain Relationships and Related Transactions

            In connection with organizing our company, on March 18, 2005, we issued 625,000 shares of restricted common stock to Avery Pack, our president, for $25,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

            Beginning in March 2005 and continuing through September 30, 2005, Avery Pack advanced $1,195 to us. The advances are non-interest bearing, unsecured and due on April 30, 2007.

            On November 28, 2005, Mr. Avery Pack agreed, in a letter of commitment to us, that if we do not receive the minimum amount required to proceed with our business plan, from our initial public offering or other financings, he will lend up to $75,000 to us for at least 12 months with interest at Citibank's prime rate.  Mr. Pack has represented to us that he has readily available liquid funds in excess of $75,000.

            During the period from inception through December 31, 2005, Avery Pack provided, without cost to us, his services, valued at $19,000 or $2,000 per month and office space valued at $1,900 or $200 per month. The total of these expenses, $20,900, was reflected in the statement of operations for the period ended December 31, 2005, as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity.

Item 13 - Exhibits and Reports on Form 8-K

            (a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (*1)
3.2	Bylaws (*1)
3.6	Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1	Specimen Common Stock Certificate (*1)
10.1	Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4	2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1	Code of Business Conduct
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(*1)	Incorporated by reference to Amalgamated Pictures Corp. SB-2 filing of May 23, 2005
(*2)	Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filing of November 30, 2005

            (b) Reports on Form 8-K

            There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $3,500 for audit services for the periods during and ending December 31, 2005. Mr. Cronin did not provide audit related services, tax services or any other services in 2005.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 12, 2006

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 12, 2006

INDEX TO AUDITED FINANCIAL STATEMENTS

Amalgamated Pictures Corp.
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road, #210A
Rochester, New York 14606

Board of Directors
Amalgamated Pictures Corp.
Margate, Florida

I have audited the accompanying balance sheet of Amalgamated Pictures Corp. (a development stage company) as of December 31, 2005 and the related statements of operations, cash flows and stockholders' equity for the period March 18, 2005 (inception) to December 31, 2005. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2005 and the results of its operations and cash flows for the period March 18, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

April 11, 2006

/s/ Michael Cronin

Michael F. Cronin Certified Public Accountant

Amalgamated Pictures Corp. (a development stage company) Balance Sheet December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$26,172
Deferred offering costs	671

Total current assets	26,843

Total Assets	$26,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$0

Total current liabilities:	0

Advances from stockholder	1,195

Total Liabilities:	1,195

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 638,500	64
Additional paid-in capital	46,376
Deficit accumulated during development stage	(20,792)

Total stockholders' equity	25,648

Total Liabilities and Stockholders' Equity	$26,843

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Operations
For the Period March 18, 2005 (inception) to December 31, 2005

Net sales	$0
Costs applicable to sales and revenue	0

Gross profit	0

Expenses
General and administrative	21,162
Organization expense	70

Total expenses	21,232

Loss before income taxes and interest income	(21,232)

Interest income	440

(20,792)
Income taxes	0

Net loss	$(20,792)

Basic net loss per share	$(0.03)

Weighted average common shares outstanding	638,500

See Notes to Financial Statements

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows For the period March 18, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net loss	$(20,792)
Office space provided by principal stockholder	1,900
Services provided by principal stockholder	19,000
Increase of deferred expenses paid in cash	(131)

Cash used in operating activities	(23)

Cash flows from financing activities
Proceeds from the issuance of common stock	25,000
Advance from stockholder	1,195

Cash generated from financing activities	26,195

Change in cash	26,172
Cash - beginning	0

Cash - end	$26,172

See Notes to Financial Statements

Amalgamated Pictures Corp. (a development stage company) Statement of Changes in Stockholders' Equity For the period March 18, 2005 (inception) to December 31, 2005
			Additional paid-in capital	Deficit accumulated during development stage	Total
	Common stock
	Shares	Amount

Issued to founder for cash at $0.04 per share on March 18, 2005	625,000	$63	$24,937		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.04 per share on March 18, 2005	13,500	1	539		540
Fair value of services and office space provided by principal shareholder recorded as contributed capital	0		20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	638,500	$64	$46,376	$(20,792)	$25,648

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
December 31, 2005

Nature of Development Stage Operations

Amalgamated Pictures Corp., (the "Company") was formed on March 18, 2005 as a Florida corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities.

Fiscal Year

The Company has chosen December 31 as the end of its fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2005

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2").

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25."

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2005

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset. The Company's management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the related adjustment to income would be recorded during the period in which the determination is made. The tax rate may also vary based on results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Recognition of liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions is based on estimates of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. An additional charge in the provision for taxes will be recorded in the period in which it is determined that the recorded tax liability is less than the ultimate assessment is expected to be.

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $70.

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2005

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement is being evaluated.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. FIN 46R has been adopted by the Company.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
December 31, 2005

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," which is effective for the Company starting July 1, 2005. In the past, the Company would have frequently been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred through December 31, 2005 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2005, the Company's principal stockholder advanced $1,195 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2007.

The principal stockholder also provided, without cost to the Company, his services, valued at $19,000 or $2,000 per month and office space valued at $1,900 or $200 per month. The total of these expenses, $20,900, was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity.

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements (Continued)
December 31, 2005

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2005, a total of 638,500 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2005, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Common Stock Issued for Cash

On March 18, 2005, the Company issued 625,000 shares of common stock, which are restricted as to transferability, to its founder and president for $25,000 cash.

Common Stock Issued for Services

On March 18, 2005, the Company issued 13,500 shares of common stock, which are restricted as to transferability, for legal services in connection with the Company's proposed public offering of securities. The shares were valued at $540, which represents the fair value of the stock issued.

Note 4 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2005, no options had been granted.

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements (Continued)
December 31, 2005

Note 5 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit will be comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share.