Form 10QSB
period 2006-03-31
Amalgamated Pictures Corp.
filed 2006-05-05
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [X] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers
As of May 2, 2006 (the most recent practicable date), there were 638,500 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

AMALGAMATED PICTURES CORP. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Balance Sheet
	March 31, 2006 (unaudited)	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$23,838	$26,172
Deferred offering costs	3,186	671

Total current assets	27,024	26,843

Total Assets	$27,024	$26,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,500	$0

Total current liabilities:	3,500	0

Advances from stockholder	1,325	1,195

Total Liabilities:	4,825	1,195

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 638,500	64	64
Additional paid-in capital	52,976	46,376
Deficit accumulated during development stage	(30,841)	(20,792)

Total stockholders' equity	22,199	25,648

Total Liabilities and Stockholders' Equity	$27,024	$26,843

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Operations
(unaudited)

	For the Three Months Ended March 31, 2006	For the Period March 18, 2005 (inception) to March 31, 2005	For the Period March 18, 2005 (inception) to March 31, 2006

Net sales	$0	$0	$0
Costs applicable to sales and revenue	0	0	0

Gross profit	0	0	0

Expenses
General and administrative	10,108	1,225	31,270
Organization expense	0	70	70

Total expenses	10,108	1,295	31,340

Loss before income taxes and interest income	(10,108)	(1,295)	(31,340)

Interest income	59	0	499

	(10,049)	(1,295)	(30,841)
Income taxes	0	0	0

Net loss	$(10,049)	$(1,295)	$(30,841)

Basic net loss per share	$(0.02)	$ (NIL )	$(0.05)

Weighted average common shares outstanding	638,500	638,500	638,500

See Notes to Financial Statements

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	For the Three Months Ended March 31, 2006	For the Period March 18, 2005 (inception) to March 31, 2005	For the Period March 18, 2005 (inception) to March 31, 2006

Cash flows from operating activities

Net loss	$(10,049)	$(1,295)	$(30,841)
Office space provided by principal stockholder	600	100	2,500
Services provided by principal stockholder	6,000	1,000	25,000
Increase of deferred expenses paid in cash	(2,515)	0	(2,646)
Increase of accounts payable	3,500	0	3,500

Cash used in operating activities	(2,464)	(195)	(2,487)

Cash flows from financing activities
Proceeds from the issuance of common stock	0	25,000	25,000
Advance from stockholder	130	1,195	1,325

Cash generated from financing activities	130	26,195	26,325

Change in cash	(2,334)	26,000	23,838
Cash - beginning	26,172	0	0

Cash - end	$23,838	$26,000	$23,838

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
March 31, 2006
(unaudited)

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
March 31, 2006
(unaudited)

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
March 31, 2006
(unaudited)

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

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
March 31, 2006
(unaudited)

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred through March 31, 2006 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2006, the Company's principal stockholder advanced $1,325 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2007.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $6,000 for the three months ended March 31, 2006; $1,000 for the period from inception to March 31, 2005; and $25,000 from inception to March 31, 2006., He also provided, without cost to the Company office space valued at $200 per month, which totaled $600 for the three months ended March 31, 2006; $100 for the period from inception to March 31, 2005; and $2,500 from inception to March 31, 2006. The total of these expenses, $6,600 for the three months ended March 31, 2006; $1,100 for the period from inception to March 31, 2005; and $27,500 from inception to March 31, 2006  was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2006 and December 31, 2005, a total of 638,500 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements (Continued)
March 31, 2006
(unaudited)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of March 31, 2006 and December 31, 2005, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

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

Note 4 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2006 and December 31, 2005, no options had been granted.

Note 5 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit will be comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of March 31, 2006, no units have been issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

            We plan to produce as many film properties as permitted by the proceeds available, as cash is received from our initial public offering offering. We anticipate that the cost of development of each of our film properties will range from $75,000 to $100,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production.

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

            We are not a "blank check" company as that term is defined in Rule 419 of Regulation C of the Securities Act of 1933, as we have a specific business plan or purpose.

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

Results of Operations

            The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

            Three Months Ended March 31, 2006 and Period from March 18, 2005 (inception) through March 31, 2005 and Period from March 18, 2005(inception) through March 31, 2006.

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended March 31, 2006, total expenses were 10,108. Expenses in the period consisted primarily of auditing fees, $3,500; and the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us.  For the period beginning March 18, 2005 and ending March 31, 2005, total expenses were $1,295, which consisted of $1,100, which represented the fair value of services and office space provided by our sole officer and director, without cost to us; $70 for organization expenses and the balance of $125 for miscellaneous expenses.

           From March 18, 2005 (inception) to March 31, 2006, expenses totaled $31,340. The expenses consisted of $25,000 for the fair value of services and $2,500 for the fair value of office space provided by our sole officer and director, without cost to us; $3,500 for auditing fees; $70 for organization expenses; and the balance of $270 for miscellaneous expenses. The services and office space provided by our sole officer and director were valued at $2,000 per month and $200 per month, respectively, and were reflected in the statement of operations for the relevant periods, as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Interest income - For the three months ended March 31, 2006, interest income earned on our invested cash was $59. For the period from March 18, 2005 (inception) to March 31, 2005, we didn’t have any interest income. Since inception through March 31, 2006, our total interest income was $499.

            Net loss - Net loss, before taxes, for the period ended March 31, 2006 was $10,049. The net loss, before taxes for the period from March 18, 2005 (inception) through March 31, 2005 was $1,295. Since inception (March 18, 2005) through March 31, 2006, we incurred a net loss, before taxes, of $30,841.

            We have not reduced our net loss, for the period from inception, March 18, 2005, through March 31, 2006, by any tax benefit; consequently our net loss was the same both before and after taxes.

           Net loss per share - For the three months ended March 31, 2006, the net loss per share was $0.02. For the period from inception through March 31, 2005, the net loss per share was $nil. For the period from inception, March 18, 2005 through March 31, 2006, per share net loss was $0.05. In all periods, per share loss was computed based on 638,500 weighted average common shares outstanding.

Liquidity and Capital Resources

            As of March 31, 2006, the balance of our cash and cash equivalents was $23,338. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 from our initial public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect any significant purchases of equipment in 2006.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of March 31, 2006, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

   PART II

OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

(b)	Reports on Form 8-K
No reports were filed on Form 8-K during the three months ended March 31, 2006

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMALGAMATED PICTURES CORP.

Date:	May 4, 2006	By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)