Form 10QSB
period 2006-06-30
Amalgamated Pictures Corp.
filed 2006-08-11
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Applicable only to corporate issuers
As of August 11, 2006 (the most recent practicable date), there were 638,500 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Balance Sheet
	June 30, 2006 (unaudited)	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$23,871	$26,172
Deferred offering costs	3,186	671

Total current assets	27,057	26,843

Total Assets	$27,057	$26,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,500	$0

Total current liabilities:	3,500	0

Advances from stockholder	1,325	1,195

Total Liabilities:	4,825	1,195

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 638,500	64	64
Additional paid-in capital	59,576	46,376
Deficit accumulated during development stage	(37,408)	(20,792)

Total stockholders' equity	22,232	25,648

Total Liabilities and Stockholders' Equity	$27,057	$26,843

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Period March 18, 2005 (inception) to June 30, 2005	For the Period March 18, 2005 (inception) to June 30, 2006

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	6,625	6,641	16,733	7,866	37,895
Organization expense	0	0	0	70	70

Total expenses	6,625	6,641	16,733	7,936	37,965

Loss before income taxes and interest income	(6,625)	(6,641)	(16,733)	(7,936)	(37,965)

Interest income	58	125	117	125	557

	(6,567)	(6,516)	(16,616)	(7,811)	(37,408)

Income taxes	0	0	0	0	0

Net loss	$(6,567)	$(6,516)	$(16,616)	$(7,811)	$(37,408)

Basic net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.06)

Weighted average common shares outstanding	638,500	638,500	638,500	638,500	638.500

See Notes to Financial Statements

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	For the Six Months Ended June 30, 2006	For the Period March 18, 2005 (inception) to June 30, 2005	For the Period March 18, 2005 (inception) to June 30, 2006

Cash flows from operating activities

Net loss	$(16,616)	$(7,811)	$(37,408)
Office space provided by principal stockholder	1,200	700	3,100
Services provided by principal stockholder	12,000	7,000	31,000
Increase of deferred expenses paid in cash	(2,515)	(131)	(2,646)
Increase of accounts payable	3,500	0	3,500

Cash used in operating activities	(2,431)	(242)	(2,454)

Cash flows from financing activities
Proceeds from the issuance of common stock	0	25,000	25,000
Advance from stockholder	130	1,195	1,325

Cash generated from financing activities	130	26,195	26,325

Change in cash	(2,301)	25,953	23,871
Cash - beginning	26,172	0	0

Cash - end	$23,871	$25,953	$23,871

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
June 30, 2006
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
June 30, 2006
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

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. There are currently no outstanding options subject to future vesting therefore no charge is required for the three months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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
June 30, 2006
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

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
June 30, 2006
(unaudited)

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred through June 30, 2006 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2006, the Company's principal stockholder advanced $1,325 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2007.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $6,000 for the three months ended June 30, 2006; $12,000 for the six months ended June 30, 2006; and $31,000 from inception to June 30, 2006. He also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months ended June 30, 2006; $1,200 for the six months ended June 30, 2006; and $3,100 for the period from inception to June 30, 2006. The total of these expenses, $6,600 for the three months ended June 30, 2006; $13,200 for the six months ended June 30, 2006; and $34,100 from inception to June 30, 2006 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of June 30, 2006 and December 31, 2005, a total of 638,500 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements (Continued)
June 30, 2006
(unaudited)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of June 30, 2006 and December 31, 2005, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

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

Note 4 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2006 and December 31, 2005, no options had been granted.

Note 5 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit will be comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of June 30, 2006, no units have been issued.

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

Three Months ended June 30, 2006 and June 30, 2005.

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended June 30, 2006, total expenses were $6,625. Expenses in the period consisted of the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us and $25 for other expense. For the three months ended June 30, 2005, total expenses were $6,641, which consisted of $6,600, which represented the fair value of services and office space provided by our sole officer and director, without cost to us; and $41 for miscellaneous expenses.

            Interest income - For the three months ended June 30, 2006, interest income earned on our invested cash was $58. For the three months ended June 30, 2005, interest income was $125.

            Net loss -  Net loss, before taxes, for the three months ended June 30, 2006 was $6,567 compared to $6,516 for the three months ended June 30, 2005.

            We have not reduced our net loss by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the three months ended June 30, 2006, net loss per share was $0.01. Net loss per share for the three months ended June 30, 2005 was also $0.01. In both periods, per share loss was computed based on 638,500 weighted average common shares outstanding.

Six Months ended June 30, 2006 and Period from March 18, 2005 (inception) through June 30, 2005 and Period from March 18, 2005 (inception) through June 30, 2006.

            Sales - We have not had any sales since inception.

            Expenses - For the six months ended June 30, 2006, total expenses were $16,733. Expenses in the period consisted of auditing fees, $3,500; and the fair value of services, $12,000, and office space, $1,200, provided by our sole officer and director, without cost to us; and miscellaneous expenses of $33.  For the period beginning March 18, 2005 and ending June 30, 2005, total expenses were $7,936, which consisted of $7,700, which represented the fair value of services and office space provided by our sole officer and director, without cost to us; $70 for organization expenses; and the balance of $166 for miscellaneous expenses.

            From March 18, 2005 (inception) to June 30, 2006, expenses totaled $37,965. The expenses consisted of $31,000 for the fair value of services and $3,100 for the fair value of office space provided by our sole officer and director, without cost to us; $3,500 for auditing fees; $70 for organization expenses; and the balance of $295 for miscellaneous expenses. The services and office space provided by our sole officer and director were valued at $2,000 per month and $200 per month, respectively, and were reflected in the statement of operations for the relevant periods, as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Interest income - For the six months ended June 30, 2006, interest income earned on our invested cash was $117. For the period from March 18, 2005 (inception) to June 30, 2005, interest income earned was $125.

            Since inception, through June 30, 2006, our total interest income was $557.

            Net loss -  Net loss before taxes, for the six months ended June 30, 2006, was $16,616. Net loss before taxes, for the period from March 18, 2005 (inception) through June 30, 2005, was $7,811.

            Since inception through June 30, 2006, we incurred a net loss before taxes of $37,408.

            We have not reduced our net loss, for the period from inception, March 18, 2005, through June 30, 2006, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the six months ended June 30, 2006, net loss per share was $0.03. For the period from inception through June 30, 2005, net loss per share was $0.01.

            For the period from inception, March 18, 2005 through June 30, 2006, per share net loss was $0.06.

            In all periods, per share loss was computed based on 638,500 weighted average common shares outstanding.

Liquidity and Capital Resources

            As of June 30, 2006, the balance of our cash and cash equivalents was $23,871. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 from our initial public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect any significant purchases of equipment in 2006 or the first six months of 2007.

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of June 30, 2006, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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
No reports were filed on Form 8-K during the three months ended June 30, 2006

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMALGAMATED PICTURES CORP.

Date:	August 11, 2006	By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)