Form 10KSB
period 2006-12-31
Amalgamated Pictures Corp.
filed 2007-04-17
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934
 For the fiscal year ended December 31, 2006
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

 Yes [ X ] No [   ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31, 2006.

As of March 31, 2007, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of March 31, 2007, there were 643,040 shares of Amalgamated Pictures Corp. common stock outstanding.

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

            Our principal offices are located at 1080 South Andrews Avenue, Pompano Beach, Florida 33069. Our telephone number is (305) 735-2054.

Plan of Operation

            As part of our plan to develop our company, we filed a Registration Statement for our initial public offering with the Securities and Exchange Commission, which was deemed effective on December 30, 2005.  We filed a post-effective amendment to the Registration Statement in December 2006 that extended the termination date of the offering to December 31, 2007. The offering is for up to 100,000 units, consisting of one share of common stock and one Class A warrant, at $5.10 per unit for a total maximum offering of $510,000.

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
             ·  support for wide screen movies on standard or wide screen TVs;
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

 PART II

 Item 5 - Market for Common Equity and Related Stockholder Matters

             Our common stock is not listed or quoted at the present time. We are in the process of completing our Initial Public Offering. Our amended registration statement on Form SB-2 was deemed effective by the Securities and Exchange Commission on January 12, 2007. Upon completion of our offering, we plan to obtain a sponsoring market maker to file Form 211 with the National Association of Securities Dealers for approval to have our securities quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211 and there is no assurance that if the Form 211 were filed that approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance that a public market for our common stock and or our warrants will ever develop.

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

For the year ended December 31, 2006 and the period March 18, 2005 (inception), through December 31, 2005 and for the period March 18, 2005 (inception) through December 31, 2006:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2006, total expenses were $29,983, which consisted primarily of the value of services and office space provided by our sole officer and director, without cost to us. His services were valued at $24,000 or $2,000 per month and the value of the office space he provided us was valued at $2,400 or $200 per month. The total of these expenses, $26,400, was reflected in the statement of operations for the year ended December 31, 2006, as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity. The balance of total expenses consisted of auditing expense, $3,500; and miscellaneous expenses, $83.

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

            For the period March 18, 2005 (inception) through December 31, 2006, total expenses were $51,115.

            Interest income - Interest income earned for the year ended December 31, 2006 was $300. For the period ending December 31, 2005 interest income earned on our invested cash was $440.

            For the period March 18, 2005 (inception) through December 31, 2006, total interest income was $740.

            Net loss -  Net loss, before taxes, for the year ended December 31, 2006 was $29,683 compared to the loss for the period ended December 31, 2005 of $20,792.

            For the period March 18, 2005 (inception) through December 31, 2006, the total net loss was $50,475.

            We have not reduced our net loss, for the period from inception, March 18, 2005, through December 31, 2006, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the year ended December 31, 2006 and for the period March 18, 2005 through December 31, 2005, the net loss per share was $0.05 and $0.03, respectively.  Per share net loss was based on 638,500 weighted average common shares outstanding for both periods.

Liquidity and Capital Resources

            As of December 31, 2006, the balance of our cash and cash equivalents was $23,475. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 from our initial public offering to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect any significant purchases of equipment in 2007.

 Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-12, attached hereto.

 Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

 Item 8A - Controls and Procedures

            (a)    Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him. As of December 31, 2006, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-KSB.

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

            (b) Changes in internal controls

            We have not made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART III

 Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	29	President, chief executive officer, chief financial officer and director

            The following is a brief description of the background of our sole officer-director and executive officer.

            Avery Pack has served as our president, chief executive officer and chief financial officer since our incorporation in March 2005. From 2001 to 2004, Mr. Pack was the president of Consolidated Pictures Corp., a Delaware corporation, formed to develop and produce low-budget motion pictures. From September 1996 to May 2000, Mr. Pack was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts. By age 15, Mr. Pack had designed, programmed, produced, published, and distributed award winning computer games and graphics software -managing and directing an international team of creative talent: programmers, artists, and musicians, as well as working with publishers and distributors. Mr. Pack's development of the graphics manipulation software " MetaMorf " and " MetaMorf 3D " was influential in reducing the price of software technologies to the consumer level that were previously available only to the film and television industries. Mr. Pack also experimented with alternative methods of software distribution for educational and entertainment software via linked communities of online users before the widespread use of the World Wide Web. Mr. Pack has an extensive background in computer graphics, animation, and programming including web-based graphics and programming, and has more recently designed and implemented Internet marketing programs and consumer web applications for such international brands as Comet® household cleaners, Clear eyes® eye drops, Chloraseptic® sore throat remedies and Prell® shampoos. Mr. Pack worked with the Comet® brand to develop custom Internet marketing campaigns in conjunction with direct response television advertisements to promote products and collect consumer data for the distribution of product coupons and rebates. Mr. Pack has been featured in numerous publications for his work in digital entertainment including GAMES Magazine, Electronic Games, Computer Game Review and Computer Player. Comet, Clear eyes, Chloraseptic, and Prell are the registered trademarks of their respective companies.

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

           Our Code of Business Conduct is available for viewing at our website, www.amagalgapix.com.

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

            As of March 31, 2007, there were 643,040 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            We had 32 holders of record of our common stock as of March 31, 2007.

            The following table presents certain information regarding beneficial ownership of our common stock as of March 31, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percent

Avery Pack	625,000	97.2%

Officers and directors (1) as a group	625,000	97.2%

            The address of the director and executive officer is 1080 South Andrews Avenue, Pompano Beach, Florida 33069.

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

            Beginning in March 2005 and continuing through December 31, 2006, Avery Pack advanced $4,825 to us. The advances are non-interest bearing, unsecured and due on January 31, 2008.

            On November 28, 2005, Mr. Avery Pack agreed, in a letter of commitment to us, that if we do not receive the minimum amount required to proceed with our business plan, from our initial public offering or other financings, he will lend us up to $75,000 for at least 12 months, with interest at Citibank's prime rate.  Mr. Pack has represented to us that he has readily available liquid funds in excess of $75,000.

            Mr. Avery Pack also provided, without cost to the Company, his services, valued at $2,000 per month or $24,000 for the year ended December 31, 2006 and $19,000 for the year ended December 31, 2005 and office space valued at $200 per month or $2,400 for the year ended December 31, 2006 and $1,900 for the year ended December 31, 2005. The totals of these expenses, $26,400 in 2006 and $20,900 in 2005, were reflected in the statements of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity.

 Item 13 - Exhibits and Reports on Form 8-K

            (a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (*1)
3.2	Bylaws (*1)
3.6	Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1	Specimen Common Stock Certificate (*1)
10.1	Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4	2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1	Code of Business Conduct (*3)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(*1)	Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)	Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)	Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006

            (b) Reports on Form 8-K

            There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

 Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $3,500 for audit services for the periods during and ending December 31, 2005; and $3,500 for audit services for the year ended December 31, 2006.  Mr. Cronin did not provide audit related services, tax services or any other services in 2005 and 2006.

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

Report of Independent Registered Public Accountant	F-2
Financial Statements: Balance Sheet as of December 31, 2006 and December 31, 2005	F-3
Statement of Operations For year ended December 31, 2006 For period from March 18, 2005 (inception) through December 31, 2005 For period from March 18, 2005 (inception) through December 31, 2006	F-4
Statement of Cash Flows For year ended December 31, 2006 For period from March 18, 2005 (inception) through December 31, 2005 For period from March 18, 2005 (inception) through December 31, 2006	F-5
Statement of Stockholders' Equity For period from March 18, 2005 (inception) through December 31, 2006	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Pompano Beach, Florida

        I have audited the accompanying balance sheets of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2006 and December 31, 2005 and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2006 and for the period March 18, 2005 (inception) to December 31, 2005 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2006. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2006 and December 31, 2005 and the results of its operations, its cash flows and changes in stockholders' equity for the year ended December 31, 2006 and for the period March 18, 2005 (inception) to December 31, 2005 and  for the cumulative development stage period of  March 18, 2005 (inception) through December 31, 2006  in conformity with accounting principles generally accepted in the United States.

         Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ Michael Cronin
Michael F. Cronin Certified Public Accountant
Orlando, Florida

April 12, 2007

Amalgamated Pictures Corp. (a development stage company) Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$23,475	$26,172
Deferred offering costs	3,716	671

Total current assets	27,191	26,843

Total Assets	$27,191	$26,843

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$0	$0

Total current liabilities:	0	0

Advances from stockholder	4,825	1,195

Total Liabilities:	4,825	1,195

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000, Issued and outstanding, 638,500	64	64
Additional paid-in capital	72,776	46,376
Deficit accumulated during development stage	(50,474)	(20,792)

Total stockholders' equity	22,366	25,648

Total Liabilities and Stockholders' Equity	$27,191	$26,843

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations

	For the Year Ended December 31, 2006	For the Period March 18, 2005 (inception) to December 31, 2005	For the Period March 18, 2005 (inception) to December 31, 2006

Net sales	$0	$0	$0
Costs applicable to sales and revenue	0	0	0

Gross profit	0	0	0

Expenses
General and administrative	29,983	21,162	51,145
Organization expense	0	70	70

Total expenses	29,983	21,232	51,215

Loss before income taxes and interest income	(29,983)	(21,232)	(51,215)

Interest income	300	440	740

	(29,683)	(20,792)	(50,475)
Income taxes	0	0	0

Net loss	$(29,683)	$(20,792)	$(50,475)

Basic net loss per share	$(0 .05)	$(0.03)

Weighted average common shares outstanding	638,500	638,500

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Statement of Cash Flows

	For the Year Ended December 31, 2006	For the Period March 18, 2005 (inception) to December 31, 2005	For the Period March 18, 2005 (inception) to December 31, 2006

Cash flows from operating activities

Net loss	$(29,683)	$(20,792)	$(50,475)
Office space provided by principal stockholder	2,400	1,900	4,300
Services provided by principal stockholder	24,000	19,000	43,000
Increase of deferred expenses paid in cash	(3,045)	(131)	(3,176)

Cash used in operating activities	(6,328)	(23)	(6,350)

Cash flows from financing activities
Proceeds from the issuance of common stock	0	25,000	25,000
Advance from stockholder	3,630	1,195	4,825

Cash generated from financing activities	3,630	26,195	29,825

Change in cash	(2,697)	26,172	23,475
Cash - beginning	26,172	0	0

Cash - end	$23,475	$26,172	$23,475

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity
 For the period March 18, 2005 (inception) to December 31, 2006

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.04 per share on March 18, 2005	625,000	$63	$24,937		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.04 per share on March 18, 2005	13,500	1	539		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital	0		20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	638,500	64	46,376	(20,792)	25,648

Fair value of services and office space, provided by principal shareholder, recorded as contributed capital	0		26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	638,500	$64	$72,776	$(50,475)	$22,365

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Summary of Significant Accounting Policies
 December 31, 2006

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
December 31, 2006

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

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, " Accounting for Stock Issued to Employees ," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, " Accounting for Stock-Based Compensation ," or SFAS 123, as amended by SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123 ," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, " Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25 ."

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
December 31, 2006

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Summary of Significant Accounting Policies (Continued)
December 31, 2006

Selected Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements
 December 31, 2006

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred through December 31, 2006 that are directly related to a public offering described more fully in Note 5. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2006, the Company's principal stockholder advanced $4,825 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2008.

The principal stockholder also provided, without cost to the Company, his services, valued at $2,000 per month or $24,000 for the year ended December 31, 2006 and $19,000 for the year ended December 31, 2005 and office space valued at $200 per month or $2,400 for the year ended December 31, 2006 and $1,900 for the year ended December 31, 2005. The totals of these expenses, $26,400 in 2006 and $20,900 in 2005, were reflected in the statements of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2006, a total of 638,500 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2006 and 2005, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

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

Note 4 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2006 and 2005, no options had been granted.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2006

Note 5 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005 and amended in January 2007, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit will be comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of December 31, 2006, no units had been issued.

Note 6 - Subsequent Events

Pursuant to its registration statement on Form SB-2, during the three months ended March 31, 2007, the Company issued 4,540 units, consisting of 4,540 shares of common stock and 4,540 Class A warrants for $23,154.

 SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 15, 2007

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2007