Form 10QSB
period 2007-03-31
Amalgamated Pictures Corp.
filed 2007-05-08
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Applicable only to corporate issuers
As of April 30, 2007 (the most recent practicable date), there were 643,440 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

AMALGAMATED PICTURES CORP. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 2	Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Balance Sheet
	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$46,906	$23,475
Deferred offering costs	0	3,716

Total current assets	46,906	27,191

Total Assets	$46,906	$27,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$0

Total current liabilities:	20	0

Advances from stockholder	4,825	4,825

Total Liabilities:	4,845	4,825

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 643,040 (638,500 in 2006)	64	64
Additional paid-in capital	98,814	72,776
Deficit accumulated during development stage	(56,817)	(50,474)

Total stockholders' equity	42,061	22,366

Total Liabilities and Stockholders' Equity	$46,906	$27,191

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Operations
(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period March 18, 2005 (inception) to March 31, 2007

Net sales	$0	$0	$0
Costs applicable to sales and revenue	0	0	0

Gross profit	0	0	0

Expenses
General and administrative	6,600	10,108	57,745
Organization expense	0	0	70

Total expenses	6,600	10,108	57,815

Loss before income taxes and interest income	(6,600)	(10,108)	(57,815)

Interest income	258	59	998

	(6,342)	(10,049)	(56,817)
Income taxes	0	0	0

Net loss	$(6,342)	$(10,049)	$(56,817)

Basic net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	641,579	638,500

See Notes to Financial Statements

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period March 18, 2005 (inception) to March 31, 2007

Cash flows from operating activities

Net loss	$(6,342)	$(10,049)	$(56,817)
Office space provided by principal stockholder	600	600	4,900
Services provided by principal stockholder	6,000	6,000	49,000
Increase of deferred expenses paid in cash	0	(2,515)	(3,176)
Increase of accounts payable	20	3,500	20

Cash generated from (used in) operating activities	278	(2,464)	(6,073)

Cash flows from financing activities
Proceeds from the issuance of common stock	23,154	0	48,154
Advance from stockholder	0	130	4,825

Cash generated from financing activities	23,154	130	52,979

Change in cash	23,432	(2,334)	46,906
Cash - beginning	23,474	26,172	0

Cash - end	$46,906	$23,838	$46,906

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
March 31, 2007
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
March 31, 2007
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
March 31, 2007
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

AMALGAMATED PICTURES CORP.
(a development stage company)

Notes to Financial Statements
March 31, 2007
(unaudited)

Note 1 - Interim Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

Note 2 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred that were directly related to the Company's public offering, which is described  in Note 6.  Upon receipt of proceeds from the offering during the quarter ended March 31, 2007, deferred offering costs of $3,716 were written-off with a corresponding reduction of Additional paid-in capital.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2007, the Company's principal stockholder advanced $4,825 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2008.

The principal stockholder also provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $6,000 for the three months ended March 31, 2007 and $$6,000 for the three months ended March 31, 2006; and $49,000 from inception to March 31, 2007. He also provided, without cost to the Company office space valued at $200 per month, which totaled $600 for the three months ended March 31, 2007 and $600 for the three months ended March 31, 2006;  and $4,900 from inception to March 31, 2007. The total of these expenses, $6,600 for the three months ended March 31, 2007; $6,600 for the three months ended  March 31, 2006; and $53,900 from inception to March 31, 2007  was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Note 4 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2007 and December 31, 2006, a total of 643,040 and 638,500 shares of common stock, respectively, were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of March 31, 2007 and December 31, 2006, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2007 and December 31, 2006, no options had been granted.

Note 6 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on
December 30, 2005 and amended in January 2007, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of December 31, 2006, no units had been issued. During the three months ended March 31, 2007, the Company issued 4,540 units, consisting of 4,540 shares of common stock and 4,540 Class A warrants for $23,154.

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

            Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006 and Period from March 18, 2005 (inception) through March 31, 2007.

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended March 31, 2007, total expenses were $6,600. Expenses in the period consisted of  the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us.  For the three months ended March 31, 2006, total expenses were $10,108, which consisted primarily of $6,600, which represented the fair value of services and office space provided by our sole officer and director, without cost to us; and auditing expense of $3,500.

           From March 18, 2005 (inception) to March 31, 2007, expenses totaled $57,815. The expenses consisted of $49,000 for the fair value of services and $4,900 for the fair value of office space provided by our sole officer and director, without cost to us; $3,500 for auditing fees; $70 for organization expenses; and the balance of $345 for miscellaneous expenses. The services and office space provided by our sole officer and director were valued at $2,000 per month and $200 per month, respectively, and were reflected in the statement of operations for the relevant periods, as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Interest income - For the three months ended March 31, 2007, interest income earned on our invested cash was $258 compared to $59 for the three months ended March 31, 2006.  Since inception through March 31, 2007, our total interest income was $998.

            Net loss -  Net loss, before taxes, for the three months ended March 31, 2007 was $6,342 and for the three months ended March 31, 2006 was $10,049.  Since inception (March 18, 2005) through March 31, 2007, we incurred a net loss, before taxes, of $56,817.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through March 31, 2007, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the three months ended March 31, 2007, net loss per share was $0.01. For the three months ended March 31, 2006, net loss per share was $0.02. Net loss per share  was computed based on 641,579 weighted average common shares outstanding for the three months ended March 31, 2007 and 638,500 weighted average common shares outstanding for the first fiscal quarter of 2006.

Liquidity and Capital Resources

            As of March 31, 2007, the balance of our cash and cash equivalents was $46,906. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000  to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to produce a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect to make any significant purchases of equipment in 2007.

ITEM 3 - CONTROLS AND PROCEDURES

            (a)  Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of March 31, 2007, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

            (b)  Changes in internal controls

            We have not made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

   PART II

OTHER INFORMATION

Item 2 - Sales of Equity Securities and Use of Proceeds

             In May 2005, we filed a registration statement (File Number 333-125145) on Form SB-2 for an initial public offering. The registration statement became effective on December 30, 2005. On December 26, 2006, we filed a post-effective amendment to the registration statement and that amendment was declared effective on January 12, 2007. The offering is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of December 31, 2006, no units had been sold. During the three months ended March 31, 2007, pursuant to the amended registration statement, we issued 4,540 units, consisting of 4,540 shares of common stock and 4,540 Class A warrants for $23,154. All of the sales proceeds were temporarily invested in a money market checking account.

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
No reports were filed on Form 8-K during the three months ended March 31, 2007

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 7, 2007	By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)