Form 10QSB
period 2007-06-30
Amalgamated Pictures Corp.
filed 2007-08-20
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Applicable only to corporate issuers
As of August 19, 2007 (the most recent practicable date), there were 644,140 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

AMALGAMATED PICTURES CORP. FORM 10-QSB TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 2 Item 5	Sales of Equity Securities and Use of Proceeds Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Balance Sheet
	June 30, 2007 (unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$45,981	$23,475
Deferred offering costs	0	3,716

Total current assets	45,981	27,191

Capitalized film costs:	21,288	0

Total Assets	$67,269	$27,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$25,293	$0

Total current liabilities	25,293	0

Advances from stockholder:	4,825	4,825

Total Liabilities	30,118	4,825

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 643,940 (638,500 in 2006)	65	64
Additional paid-in capital	104,003	72,776
Deficit accumulated during development stage	(66,917)	(50,474)

Total stockholders' equity	37,151	22,366

Total Liabilities and Stockholders' Equity	$67,269	$27,191

See accompanying notes to interim financial statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Period March 18, 2005 (inception) to June 30, 2007

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	10,406	6,625	17,006	16,733	68,151
Organization expense	0	0	0	0	70

Total expenses	10,406	6,625	17,006	16,733	68,221

Loss before income taxes and interest income	(10,406)	(6,625)	(17,006)	(16,733)	(68,221)

Interest income	306	58	564	117	1,304

	(10,100)	(6,567)	(16,442)	(16,616)	(66,917)

Income taxes	0	0	0	0	0

Net loss	$(10,100)	$(6,567)	$(16,442)	$(16,616)	$(66,917)

Basic net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding	643,640	638,500	642,610	638,500

See accompanying notes to interim financial statements

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Period March 18, 2005 (inception) to June 30, 2007

Cash flows from operating activities

Net loss	$(16,442)	$(16,616)	$(66,917)
Fair value of office space provided by principal stockholder	1,200	1,200	5,500
Fair value of services provided by principal stockholder	6,000	12,000	49,000
Increase of deferred expenses paid in cash	0	(2,515)	(3,176)
Increase of accounts payable	3,520	3,500	3,520
Increase of accrued officer's salary to principal stockholder	6,000	0	6,000

Cash generated from (used in) operating activities	278	(2,431)	(6,073)

Cash flows from investing activities:
Investment in film production	(21,288)	0	(21,288)
Increase of accrued production fee to principal stockholder	12,000	0	12,000
Increase of accounts payable to principal stockholder	3,773	0	3,773

Cash used in investing activities	(5,515)	0	(5,515)

Cash flows from financing activities
Proceeds from the issuance of common stock	27,744	0	52,744
Advance from principal stockholder	0	130	4,825

Cash generated from financing activities	27,744	130	57,569

Change in cash	22,506	(2,301)	45,981
Cash - beginning	23,475	26,172	0

Cash - end	$45,981	$23,871	$45,981

See accompanying notes to interim financial statements

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies
June 30, 2007
(unaudited)

Nature of Development Stage Operations

Amalgamated Pictures Corp., (the "Company") was formed on March 18, 2005 as a Florida corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. In April 2007, the Company began production on its first feature-length film.

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
June 30, 2007
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

Capitalized Film Costs

Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead. Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates.Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

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
June 30, 2007
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
June 30, 2007
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

Note 2 - Capitalized Film Costs

During the three months ended June 30, 2007, the Company capitalized $21,288 of expenses in connection with the making of the film, Foreign Devils.

Note 3 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred that were directly related to the Company's public offering, which is described in Note 6.  Upon receipt of proceeds from the offering during the quarter ended March 31, 2007, deferred offering costs of $3,716 were written-off with a corresponding reduction of Additional paid-in capital.

Note 4 - Related Party Transactions

Beginning in March 2005 and continuing through June 30, 2007, the Company's principal stockholder advanced $4,825 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2008.

During the three months ended June 30, 2007, the Company's principal stockholder advanced $3,793 for reimbursement of expenses in connection with the making of the film, Foreign Devils. These advances are non-interest bearing, unsecured and due on demand.

The principal stockholder also provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $6,000 for the three months ended March 31, 2007 and $12,000 for the six months ended June 30, 2006; and $49,000 from inception to March 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for both the three months ended June 30, 2007 and June 30, 2006; and $1,200 for both the six months ended June 30, 2007 and 2006;  and $5,100 from inception to June 30, 2007. The total of these expenses, $6,600 for the six months ended June 30, 2007; $12,600 for the six months ended  June 30, 2006; and $54,500 from inception to June 30, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of June 30, 2007, the total of accrued but unpaid officer's salary was $6,000. Also on April 1, 2007, the Company began accruing $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer of Foreign Devils. As of June 30, 2007, the total of accrued but unpaid production fees was $12,000.

Note 5 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of June 30, 2007 and December 31, 2006, a total of 643,940 and 638,500 shares of common stock, respectively, were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of June 30, 2007 and December 31, 2006, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Note 6 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2007 and December 31, 2006, no options had been granted.

Note 7 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005 and amended in January 2007, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of December 31, 2006, no units had been issued. During the three months ended June 30, 2007, the Company issued 900 units, consisting of 900 shares of common stock and 900 Class A warrants for $4,590. During the six months ended June 30, 2007, the Company issued a total of 5,440 units, consisting of 5,440 shares of common stock and 5,440 Class A warrants for $27,744.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Description of Business

            We are a development stage, independent motion picture company organized on March 18, 2005. We plan to develop, produce, market, and distribute low-budget feature-length motion pictures captured and edited using high-definition digital video technologies. We plan to distribute our films directly to the international and domestic markets on DVDs sold on the Internet. In April 2007, we began production on our first feature-length film.  We have not had any operating revenues from operations.  We have only one employee, Avery Pack, who is our sole officer, director and controlling shareholder.

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

Recent Developments

            In April 2007, we began pre-production on our first feature-length film, Foreign Devils.  We completed pre-production and commenced production of the film in June 2007. Principal photography was completed between June 2, 2007 and June 22, 2007.

             Foreign Devils was photographed using high-definition video technology.  The feature-length film follows the adventures of two friends in their last hours together in Beijing. Drawing on global themes of cultural identity and relationship challenges, the film illustrates the local contrast and vibrance of Beijing.  The film is being produced and was directed by our president and chief executive officer, Avery Pack.

             Foreign Devils is now in the post-production phase of development in which we plan to digitally edit the film, add audio effects and music, create computer-generated effects and titling, color adjustments, etc., which will complete the film and prepare it for distribution. We also plan to commence development of the related website for the motion picture.  We have secured ownership of the domain name foreigndevils.com for this purpose.  The website will have marketing and promotional information related to the film as well as short video clips.

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

            Post-production begins upon completion of principal photography. During post-production, we plan to edit the motion picture, add audio effects, create computer-generated effects, titling, etc., which will complete the motion picture and prepare it for DVD production.  Our first feature-length film, Foreign Devils, is currently in the post-production phase of development.

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

Patents

            We hold no patents. We are the registered owner of the Internet domain names amalgapix.com and foreigndevils.com.

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

Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006.

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended June 30, 2007, total expenses were $10,406. Expenses in the period consisted of officer's salary, $6,000, which was accrued but unpaid; the fair value of office space, $600, provided by our sole officer and director, without cost to us; auditing, $3,500; and miscellaneous expenses, $306.

            During the three months ended June 30, 2007, we capitalized $21,288 of expenses in connection with the making of the film, Foreign Devils.

            For the three months ended June 30, 2006, total expenses were $6,625. Expenses in the period consisted of the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us and $25 for other expense.

            Interest income - For the three months ended June 30, 2007, interest income earned on our invested cash was $306 compared to $58 for the three months ended June 30, 2006.

            Net loss -  Net loss, before taxes, for the three months ended June 30, 2007 was $10,100 and for the three months ended June 30, 2006 was $6,567.

           We have not reduced our net loss, for the fiscal quarters ended June 30, 2007 and June 30, 2006, by any tax benefit; consequently our net loss was the same both before and after taxes for each period.

            Net loss per share - For the three months ended June 30, 2007, net loss per share was $0.02. For the three months ended June 30, 2006, net loss per share was $0.01. Net loss per share was computed based on 643,640 weighted average common shares outstanding for the three months ended June 30, 2007 and 638,500 weighted average common shares outstanding for the second fiscal quarter of 2006.

Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006 and Period from March 18, 2005 (inception) through June 30, 2007.

            Sales - We have not had any sales since inception.

            Expenses - For the six months ended June 30, 2007, total expenses were $17,006. Expenses in the period consisted of accrued but unpaid officer's salary, $6,000; the fair value of services, $6,000, and office space, $1,200, provided by our sole officer and director, without cost to us; auditing fees, $3,500; and other expenses, $306.

            During the six months ended June 30, 2007, we capitalized $21,288 of expenses in connection with the making of the film, Foreign Devils.

            For the six months ended June 30, 2006, total expenses were $16,733. Expenses in the period consisted of auditing fees, $3,500; and the fair value of services, $12,000, and office space, $1,200, provided by our sole officer and director, without cost to us; and miscellaneous expenses of $33.

            From March 18, 2005 (inception) to June 30, 2007, expenses totaled $68,221. The expenses consisted of $49,000 for the fair value of services and $5,500 for the fair value of office space provided by our sole officer and director, without cost to us; $6,000 for accrued officer's salary, $7,000 for auditing fees; $70 for organization expenses; and the balance of $651 for miscellaneous expenses. The services, through March 31, 2007 and office space, through June 30, 2007 provided by our sole officer and director were valued at $2,000 per month and $200 per month, respectively, and were reflected in the statement of operations for the relevant periods, as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Interest income - For the six months ended June 30, 2007, interest income earned on our invested cash was $564 compared to $117 for the six months ended June 30, 2006.

            Since inception through June 30, 2007, our total interest income was $1,304.

            Net loss -  Net loss, before taxes, for the six months ended June 30, 2007 was $16,442 and for the six months ended June 30, 2006 was $16,616.  Since inception (March 18, 2005) through June 30, 2007, we incurred a net loss, before taxes, of $66,917.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through June 30, 2007, by any tax benefit; consequently our net loss was the same both before and after taxes for all periods.

            Net loss per share - For the six months ended June 30, 2007, net loss per share was $0.03. For the six months ended June 30, 2006, net loss per share was $0.03. Net loss per share was computed based on 642,610 weighted average common shares outstanding for the six months ended June 30, 2007 and 638,500 weighted average common shares outstanding for the first fiscal half of 2006.

Liquidity and Capital Resources

            As of June 30, 2007, the balance of our cash and cash equivalents was $45,981. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to complete development of a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect to make any significant purchases of equipment in 2007.

ITEM 3 - CONTROLS AND PROCEDURES

            (a)  Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of June 30, 2007, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

   PART II

OTHER INFORMATION

Item 2 - Sales of Equity Securities and Use of Proceeds

             In May 2005, we filed a registration statement (File Number 333-125145) on Form SB-2 for an initial public offering. The registration statement became effective on December 30, 2005. On December 26, 2006, we filed a post-effective amendment to the registration statement and that amendment was declared effective on January 12, 2007. The offering is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. During the three months ended June 30, 2007, pursuant to the amended registration statement, we issued 900 units, consisting of 900 shares of common stock and 900 Class A warrants for $4,590. From the commencement of the offering, through June 30, 2007, we issued 5,440 units, consisting of 5,440 shares of common stock and 5,440 Class A warrants for $27,744.  All of the sales proceeds were temporarily invested in a money market checking account.

Item 5 - Other Information

            In April 2007, we began pre-production on our first feature-length film, Foreign Devils.  We completed pre-production and commenced production of the film in June 2007. Principal photography was completed between June 2, 2007 and June 22, 2007. During the three months ended June 30, 2007, we capitalized $21,288 of expenses in connection with the making of this film.

             Foreign Devils was photographed using high-definition video technology.  The feature-length film follows the adventures of two friends in their last hours together in Beijing. Drawing on global themes of cultural identity and relationship challenges, the film illustrates the local contrast and vibrance of Beijing.  The film is being produced and was directed by our president and chief executive officer, Avery Pack.

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
No reports were filed on Form 8-K during the three months ended June 30, 2007

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 19, 2007	By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)