Form 10QSB
period 2007-09-30
Amalgamated Pictures Corp.
filed 2007-11-14
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Applicable only to corporate issuers
As of November 12, 2007 (the most recent practicable date), there were 644,200 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Balance Sheet
	September 30, 2007 (unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$43,708	$23,475
Deferred offering costs	0	3,716

Total current assets	43,708	27,191

Capitalized film costs:	33,399	0

Total Assets	$77,107	$27,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	$39,520	$0

Total current liabilities	39,520	0

Advances from stockholder:	4,825	4,825

Total Liabilities	44,345	4,825

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000, none issued and outstanding	0	0
Common stock, par value $0.0001
Authorized 50,000,000, issued and outstanding 644,200 (638,500 in 2006)	64	64
Additional paid-in capital	105,930	72,776
Deficit accumulated during development stage	(73,232)	(50,474)

Total stockholders' equity	32,762	22,366

Total Liabilities and Stockholders' Equity	$77,107	$27,191

See accompanying Summary of Significant Accounting Policies and Notes to Interim Financial Statements.

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations
 (unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Period March 18, 2005 (inception) to September 30, 2007

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	6,600	6,650	23,606	23,383	74,750
Organization expense	0	0	0	0	70

Total expenses	6,600	6,650	23,606	23,383	74,820

Loss before income taxes and interest income	(6,600)	(6,650)	(23,606)	(23,383)	(74,820)

Interest income	284	58	848	175	1,588

	(6,316)	(6,592)	(22,758)	(23,208)	(73,232)

Income taxes	0	0	0	0	0

Net loss	$(6,316)	$(6,592)	$(22,758)	$(23,208)	$(73,232)

Basic net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.11)

Weighted average common shares outstanding	644,089	638,500	643,103	638,500	639,858

See accompanying Summary of Significant Accounting Policies and Notes to Interim Financial Statements.

Amalgamated Pictures Corp. (a development stage company) Statement of Cash Flows (unaudited)
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Period March 18, 2005 (inception) to September 30, 2007

Cash flows from operating activities

Net loss	$(22,758)	$(23,208)	$(73,232)
Fair value of office space provided by principal stockholder	1,800	1,800	6,100
Fair value of services provided by principal stockholder	6,000	18,000	49,000
Increase of deferred expenses paid in cash	0	(2,514)	(3,176)
Increase of accounts payable	3,520	3,500	3,520
Increase of accrued officer's salary to principal stockholder	12,000	0	12,000

Cash generated from (used in) operating activities	562	(2,422)	(5,788)

Cash flows from investing activities:
Investment in film production	(9,399)	0	(9,399)

Cash used in investing activities	(9,399)	0	(9,399)

Cash flows from financing activities
Proceeds from the issuance of common stock	29,070	0	54,070
Advance from principal stockholder	0	130	4,825

Cash generated from financing activities	29,070	130	58,895

Change in cash	20,233	(2,292)	43,708
Cash - beginning	23,475	26,172	0

Cash - end	$43,708	$23,880	$43,708

See accompanying Summary of Significant Accounting Policies and Notes to Interim Financial Statements.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Summary of Significant Accounting Policies
September 30, 2007
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
 September 30, 2007
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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

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
September 30, 2007
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
 September 30, 2007
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

Note 2 - Capitalized Film Costs

During the nine months ended September 30, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through September 30, 2007, the Company's principal stockholder advanced $4,825 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2008.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 for the three months ended September 30, 2007 and $6,000 for the nine months ended September 30, 2007 and $6,000 and $18,000 for the three months and nine months ended September 30, 2006, respectively; and $49,000 from inception to September 30, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for both the three months ended September 30, 2007 and September 30, 2006; and $1,800 for both the nine months ended September 30, 2007 and 2006; and $6,100 from inception to September 30, 2007. The total of these expenses, $7,200 for the nine months ended September 30, 2007; $19,200 for the nine months ended September 30, 2006; and $55,100 from inception to September 30, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of September 30, 2007, the total of accrued but unpaid officer's salary was $12,000. Also on April 1, 2007, the Company began accruing $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer of Foreign Devils.  As of September 30, 2007, the total of accrued but unpaid production fees was $24,000.

Note 4 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of September 30, 2007 and December 31, 2006, a total of 644,200 and 638,500 shares of common stock, respectively, were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of September 30, 2007 and December 31, 2006, no shares of preferred stock have been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2007 and December 31, 2006, no options had been granted.

Note 6 - Initial Public Offering

The Company filed with the Securities and Exchange Commission in May 2005 a registration statement on Form SB-2 for an initial public offering. The offering, which was declared effective on December 30, 2005 and amended in January 2007, is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. As of December 31, 2006, no units had been issued. During the three months ended September 30, 2007, the Company issued 260 units, consisting of 260 shares of common stock and 260 Class A warrants for $1,326. During the nine months ended September 30, 2007, the Company issued a total of 5,700 units, consisting of 5,700 shares of common stock and 5,700 Class A warrants for $29,070.

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

             Foreign Devils is now in the post-production phase of development in which we digitally edit the film, add audio effects and music, create computer-generated effects and titling, color adjustments, etc., which will complete the film and prepare it for distribution. We also have commenced development of the related website for the motion picture.  When complete, the website will have marketing and promotional information related to the film as well as short video clips.

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

Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended September 30, 2007, total expenses were $6,600. Expenses in the period consisted of officer's salary, $6,000, which was accrued but unpaid; and the fair value of office space, $600, provided by our sole officer and director, without cost to us;

            During the three months ended September 30, 2007, we capitalized $12,111 of expenses in connection with the making of the film, Foreign Devils.

            For the three months ended September 30, 2006, total expenses were $6,650. Expenses in the period consisted of the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us and $50 for other expense.

            Interest income - For the three months ended September 30, 2007, interest income earned on our invested cash was $284 compared to $58 for the three months ended September 30, 2006.

            Net loss - Net loss, before taxes, for the three months ended September 30, 2007 was $6,316 and for the three months ended September 30, 2006 was $6,592.

           We have not reduced our net loss, for the fiscal quarters ended September 30, 2007 and September 30, 2006, by any tax benefit; consequently our net loss was the same both before and after taxes for each period.

            Net loss per share - For the three months ended September 30, 2007, net loss per share was $0.01. For the three months ended September 30, 2006, net loss per share was $0.01. Net loss per share was computed based on 644,089 weighted average common shares outstanding for the three months ended September 30, 2007 and 638,500 weighted average common shares outstanding for the third fiscal quarter of 2006.

Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006 and Period from March 18, 2005 (inception) through September 30, 2007

            Sales - We have not had any sales since inception.

            Expenses - For the nine months ended September 30, 2007, total expenses were $23,606. Expenses in the period consisted of accrued but unpaid officer's salary, $12,000; the fair value of services, $6,000, and office space, $1,800, provided by our sole officer and director, without cost to us; auditing fees, $3,500; and other expenses, $306.

            During the nine months ended September 30, 2007, we capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.

            For the nine months ended September 30, 2006, total expenses were $23,383. Expenses in the period consisted of auditing fees, $3,500; and the fair value of services, $18,000, and office space, $1,800, provided by our sole officer and director, without cost to us; and miscellaneous expenses, $83.

            From March 18, 2005 (inception) to September 30, 2007, expenses totaled $74,820. The expenses consisted of $49,000 for the fair value of services and $6,100 for the fair value of office space provided by our sole officer and director, without cost to us; $12,000 for accrued officer's salary, $7,000 for auditing fees; $70 for organization expenses; and the balance of $650 for miscellaneous expenses. The services, through March 31, 2007 and office space, through September 30, 2007 provided by our sole officer and director were valued at $2,000 per month and $200 per month, respectively, and were reflected in the statement of operations for the relevant periods, as general and administrative expenses with a corresponding contribution of additional paid-in capital.

            Interest income - For the nine months ended September 30, 2007, interest income earned on our invested cash was $848 compared to $175 for the nine months ended September 30, 2006.

            Since inception through September 30, 2007, our total interest income was $1,588.

            Net loss - Net loss, before taxes, for the nine months ended September 30, 2007 was $22,758 and for the nine months ended September 30, 2006 was $23,208.  Since inception (March 18, 2005) through September 30, 2007, we incurred a net loss, before taxes, of $73,232.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through September 30, 2007, by any tax benefit; consequently our net loss was the same both before and after taxes for all periods.

            Net loss per share - For the nine months ended September 30, 2007, net loss per share was $0.04. For the nine months ended September 30, 2006, net loss per share was $0.04. Net loss per share was computed based on 643,103 weighted average common shares outstanding for the nine months ended September 30, 2007 and 638,500 weighted average common shares outstanding for the first nine months of 2006.

Liquidity and Capital Resources

            As of September 30, 2007, the balance of our cash and cash equivalents was $43,708. We presently do not have enough cash with which to execute our business plan. We will need a minimum of $75,000 to satisfy our cash requirements for the next 12 months. With this minimum capital, we intend to complete development of a film property and develop its related website.

Capital Expenditures

            Regardless of the amount of proceeds from our initial public offering, we do not expect to make any significant purchases of equipment in 2007.

ITEM 3 - CONTROLS AND PROCEDURES

            (a)  Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him. As of September 30, 2007, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-QSB.

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

   PART II

OTHER INFORMATION

Item 2 - Sales of Equity Securities and Use of Proceeds

             In May 2005, we filed a registration statement (File Number 333-125145) on Form SB-2 for an initial public offering. The registration statement became effective on December 30, 2005. On December 26, 2006, we filed a post-effective amendment to the registration statement and that amendment was declared effective on January 12, 2007. The offering is for a total of up to $510,000 consisting of 100,000 units at $5.10 per unit. Each unit is comprised of one share of common stock and one Class A one-year warrant to purchase an additional share of common stock at $6.00 per share. During the three months ended September 30, 2007, pursuant to the amended registration statement, we issued 260 units, consisting of 260 shares of common stock and 260 Class A warrants for $1,326. From the commencement of the offering, through September 30, 2007, we issued 5,700 units, consisting of 5,700 shares of common stock and 5,700 Class A warrants for $29,070.  All of the sales proceeds were temporarily invested in a money market checking account.

Item 5 - Other Information

                In April 2007, we began pre-production on our first feature-length film, Foreign Devils.  We completed pre-production and commenced production of the film in June 2007. Principal photography was completed between June 2, 2007 and June 22, 2007. The film is currently in the post-production phase of development.  During the three months ended September 30, 2007, we capitalized $12,111 of expenses in connection with the making of this film.

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
No reports were filed on Form 8-K during the three months ended September 30, 2007

   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2007	By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)