Form 10KSB
period 2007-12-31
Amalgamated Pictures Corp.
filed 2008-04-10
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended December 31, 2007
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

Yes [  ] No [X]

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31, 2007.

As of March 31, 2008, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of March 31, 2008, there were 6,459,660 shares of Amalgamated Pictures Corp. common stock outstanding.

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

Signatures
Index to Financial Statements
Exhibits

PART I

 Item 1 - Description of Business

            We are a development stage, independent motion picture company organized on March 18, 2005. We develop, produce, market and plan to distribute low-budget feature-length motion pictures captured and edited using high-definition digital video technologies. We plan to distribute our films directly to the international and domestic markets on DVDs sold on the Internet. We have not had any operating revenues from operations.  We have only one employee, Avery Pack, who is our sole officer, director and controlling shareholder.

            Our principal offices are located at 1080 South Andrews Avenue, Pompano Beach, Florida 33069. Our telephone number is (305) 735-2054.

Plan of Operation and Recent Developments

             In April 2007, we began production on our first feature-length film, Foreign Devils.  Principal photography was completed between June 2, 2007 and June 22, 2007. The film has been completed and has been accepted as an official selection of the Palm Beach International Film Festival. Foreign Devils will have its world premiere at the festival on April 14, 2008. Additionally, Foreign Devils has been accepted as an official selection of the Little Rock Film Festival in May 2008.

             We employ high-definition digital video technologies and an amateur talent pool to create our films. The cost of development of each of our film properties ranges from $75,000 to $100,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production. We plan to distribute our films to the international and domestic markets on in-house produced DVDs to be sold on the Internet through distinct websites developed for each film. We are investigating additional distribution options for our first completed film, Foreign Devils. We also plan to produce additional film properties.

            We plan to develop a website for each film we produce. The website will be for promotion, delivering marketing information for the film, and distribution, offering an opportunity to purchase a copy of the film through e-commerce functionality. We plan to develop the websites so that customers can purchase DVDs of our films directly from the websites.

            On January 10, 2008, we formed, as a wholly owned subsidiary, Abbreviated Pictures Corp. This new corporation will focus on the development of short-form films, rather than feature-length films, that are suitable for Internet distribution. A short-form film can be anywhere between 30 seconds and 30 minutes in length.

            We have not generated any revenue since our inception.

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

            Although the resolution limitations of standard television and DVD are below that of the capabilities of HD, so when producing a low budget motion picture that is ultimately destined for DVD only distribution SD technology may be sufficient, we believe that the advantages of capturing in HD, as opposed to SD, will offer more options for our productions as they could be released on a HD DVD format, have theatrical distribution as a digital projection or be delivered electronically in HD format. HD resolution televisions are currently available and being adopted by consumers, though currently not as ubiquitous as SD televisions. And though the current DVD format is not HD, the latest DVD formats are. Therefore, we believe producing motion pictures in HD digital video is prudent practice to insure future marketability and compatibility of our motion pictures without significantly increasing the budgets of our productions as they can be distributed on current and near-future DVD or electronic distribution technologies.

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

            Pre-production begins when the screenplay is completed and the commitments have been arranged. During pre-production, we engage creative personnel to the extent not previously committed; finalize the filming schedule and production budget; obtain insurance; establish filming locations; secure whatever studio facilities are required; and, if necessary, secure completion guarantees.

            Production begins when principal photography begins and ends when principal photography ends. We limit production to less than one month in order to control costs and limit obligations on amateur and voluntary creative personnel.

            Post-production begins upon completion of principal photography. During post-production, we edit the motion picture, add audio effects, create computer-generated effects, titling, etc., which completes the motion picture and prepares it for DVD production.

            Our Production Strategy

            From development to post-production, we use various strategies, in addition to the use of digital technologies, so that the budgets of our motion pictures remain within the range of $75,000 to $100,000.

            Foremost, we are selective with the underlying stories of our motion pictures. The stories must have practical limitations on the number of characters, locations, and action in order to be successfully executed within our proposed budget.

            We use a combination of paid and voluntary, amateur talent for all aspects of production: actors and stunt men, production staff including camera and sound crews and set workers, as well as wardrobe, makeup, and special effects personnel. We create our productions with the use of creative and technical personnel that are willing to contribute their talents, for less than standard industry compensation, out of an enthusiasm to participate in the productions, the opportunity to gain experience in various aspects of motion picture and digital video production, or to promote their particular skill, such as wardrobe design, special effects, or makeup, in one of our motion pictures. Our productions are an informal and collaborative working environment, in which all personnel will have the potential to offer significant contributions to the productions. We promote our productions as a venue for emerging creative talent, or those seeking a production environment receptive to experimental ideas. We advertise position openings and solicitations for talent on our websites, industry websites, trade publications as well as local publications, schools, and universities in areas in which we will shoot on location. There is no assurance that we will be able to attract talented personnel to contribute to our productions, especially for less than standard industry compensation.

            Whenever practical, we shoot our productions on location, at an existing site, eliminating the cost of renting or leasing studio space for the construction of sets or artificial environments. When shooting on location, we employ local talent for various positions so that we are not entirely responsible for travel and living expenses of personnel. The mobility and flexibility of the digital technologies allow for easy set-ups under a wide variety of conditions and lessen the general need for controlled environments.

            The DVD Industry

            DVD is a form of optical disc storage technology. Essentially, DVDs can be considered bigger, faster CDs that can hold cinema-like video and audio that is better than CD-quality, as well as computer data. DVD has widespread support from all major electronics companies, all major computer hardware companies, and all major music and movie studios.

            According to figures compiled by the Digital Entertainment Group (DEG), based on data from retailers and manufacturers, 33 million DVD players were sold to U.S. consumers in 2007. More than 12 million DVD players were sold in the fourth quarter alone. The DEG is a Los Angeles-based, industry-funded nonprofit corporation that advocates and promotes the benefits of the DVD format while providing updated information to the media and the retail trade.

            Since the launch of the DVD format, hardware and media to consumers, more than 230 million DVD players (including set-top and portable DVD players, home-theater-in-a-box systems, TV/DVD and DVD/VCR combination players) have been sold, bringing the number of DVD households to 90 million (adjusting for households with more than one player). Approximately 60 percent of these owners now have more than one player. Further, the DEG estimated that more than 80 percent of households in the United States alone had at least one DVD player at year-end 2007.

            As far as media spending according to the DEG, U.S. consumers spent $23.4 billion renting and buying DVDs in 2007.

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

Employees

            We currently have one employee, our president and chief executive officer, Mr. Avery Pack. We utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing, producing and promoting our motion pictures and Internet properties. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

 Item 2 - Description of Property

            We have use of office space from our president without payment. This space is adequate for our present operations. We own our Internet site, and the Internet domain name www.amalgapix.com. The Internet site currently provides limited information about our business.  We plan to expand our Internet site to provide information about our film projects.

 Item 3 - Legal Proceedings

            We are not subject to any pending litigation, legal proceedings or claims.

 Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year covered by this report.

 PART II

 Item 5 - Market for Common Equity and Related Stockholder Matters

 Shares and Stock Split

            We are authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2008 and December 31, 2007, there were 6,459,660 shares of common stock issued and outstanding.  As of December 31, 2006, there were 6,385,000 common shares  issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

Initial Public Offering

            On December 31, 2007, we completed our initial public offering of units, consisting of one share of common stock and one Class A warrant.  We sold a total of 74,660 units at $0.51 per unit. The Company received  $38,076, as gross proceeds of the offering, and $34,360 as net proceeds. The expenses of the offering, $3,716, were initially recorded as Deferred offering costs. Upon completion of the offering, Deferred offering costs was reclassified as a reduction of Additional paid-in capital. The number of units and price per unit have been retroactively adjusted because of the stock split described above.

OTC Bulletin Board Listing

            Our common stock is not listed or quoted at the present time. On December 31, 2007, we completed our Initial Public Offering. We plan to obtain a sponsoring market maker to file Form 211 with the Financial Industry Regulatory Authority (FINRA) for approval to have our securities quoted on the OTC Bulletin Board. There is no assurance that we will be able to obtain a sponsoring market maker to file Form 211, and there is no assurance if Form 211 were filed approval would be granted so that our securities would be permitted to trade on the OTC Bulletin Board. Therefore, there can be no assurance a public market for our common stock and or our warrants will ever develop.

Warrants

            As of March 31, 2008 and December 31, 2007, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2008, the right to purchase one share of our common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above.

Shareholders and Warrant Holders

            As of March 31, 2008, we had 89 shareholders of our common stock and 87 holders of our Class A warrants.

 Item 6 - Management's Discussion and Analysis or Plan of Operation

 Critical Accounting Policies

            The following critical accounting policies are important to the portrayal of our company's financial condition and results.

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

            Capitalized Film Costs

            Capitalized film costs consist of investments in films which include the unamortized costs of completed films which we have produced. Capitalized costs include all direct production and financing costs, and production overhead. Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

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

For the years ended December 31, 2007 and December 31, 2006 and for the period March 18, 2005 (inception) through December 31, 2007:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2007, total expenses were $30,679 compared to $29,983 in 2006. Expenses in 2007 consisted primarily of  accrued but unpaid officer's salary of $18,000, and the fair value of services and office space provided by our sole officer and director, without cost to us, in the amounts of $6,000 and $2,400, respectively. In 2006, total expenses consisted primarily of the fair value of services, $24,000 or $2,000 per month and the value of the office space he provided us that was valued at $2,400 or $200 per month. The fair value of services and office space was reflected in the statement of operations for 2007 and 2006, as general and administrative expenses with corresponding contributions to additional paid-in capital in the statement of changes of stockholders' equity.

            For the period March 18, 2005 (inception) through December 31, 2007, total expenses were $81,894.

            Interest income - Interest income earned for the year ended December 31, 2007 was $1,138, which compares to $300 in 2006.

            Since inception, we earned $1,878 on our invested cash.

            Net loss -  Net loss, before taxes, for the year ended December 31, 2007, was $29,541, which compares to a loss of $29,683 for the year ended December 31, 2006 .

            For the period March 18, 2005 (inception) through December 31, 2007, the total net loss was $80,016.

            We have not reduced our net loss for the period from inception, March 18, 2005, through December 31, 2007, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the years ended December 31, 2007 and December 31, 2006, net loss per share, in both years, was $nil (less than $0.005 per share).  Per share net loss was based on 6,433,916 weighted average common shares outstanding in 2007 and 6,385,000 in 2006.

Liquidity and Capital Resources

            As of December 31, 2007, the balance of our cash and cash equivalents was $53,041. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2008.

Item 7 - Financial Statements

            Our financial statements and the related notes are set forth at pages F-1 through F-12, attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 8A - Controls and Procedures

            (a)    Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him. As of December 31, 2007, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-KSB.

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

 PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	30	President, chief executive officer, chief financial officer and director

            The following is a brief description of the background of our sole officer-director and executive officer.

            Avery Pack has served as our president, chief executive officer and chief financial officer since our incorporation in March 2005. From 2001 to 2004, Mr. Pack was the president of Consolidated Pictures Corp., a Delaware corporation, formed to develop and produce low-budget motion pictures. From September 1996 to May 2000, Mr. Pack was a student at Columbia University where he received his Bachelor of Arts degree in Visual Arts. By age 15, Mr. Pack had designed, programmed, produced, published, and distributed award winning computer games and graphics software; managing and directing an international team of creative talent: programmers, artists, and musicians, as well as working with publishers and distributors. Mr. Pack's development of the graphics manipulation software MetaMorf was influential in reducing the price of software technologies to the consumer level that were previously available only to the film and television industries. Mr. Pack also experimented with alternative methods of software distribution for educational and entertainment software via linked communities of online users before the widespread use of the World Wide Web. Mr. Pack has an extensive background in computer graphics, animation, and programming, and has more recently designed and implemented Internet marketing programs for such international brands as Comet® household cleaners, Clear eyes® eye drops, Chloraseptic® sore throat remedies and Prell® shampoos. Mr. Pack worked with the Comet® brand to develop custom Internet marketing campaigns in conjunction with direct response television advertisements to promote products and collect consumer data for the distribution of product coupons and rebates. Mr. Pack has been featured in numerous publications for his work in digital entertainment. Comet, Clear eyes, Chloraseptic, and Prell are the registered trademarks of their respective companies.

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

 Item 10 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2005, 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Avery Pack, our president and chief executive officer. Mr. Pack is our sole officer.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Avery Pack, President and Chief Executive Officer	2005	0		0	0	0	0	0
	2006	0		0	0	0	0	0
	2007	$ 18,000	(1)	0	0	0	0	$ 24,000(2)

            (1) All salary was accrued but unpaid.

            (2) Production fees as consideration for providing film making equipment and for services as a film producer. All production fees were accrued but unpaid.

Employment Agreements

            We have not entered into a formal employment agreement with our sole employee, Avery Pack. Employment arrangements are subject to the discretion of our board of directors, which currently consists solely of Mr. Pack.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for Mr. Pack in his capacity as president. As of December 31, 2007, the total of accrued but unpaid officer's salary was $18,000. Also during the production phase of our feature film from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and his services as the film's producer. As of December 31, 2007, the total of accrued but unpaid production fees was $24,000.

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

  Item 11 - Security Ownership of Certain Beneficial Owners and Management

            As of March 31, 2008, there were 6,459,660 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table presents certain information regarding beneficial ownership of our common stock as of March 31, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percent

Avery Pack	6,250,000	96.8%

Officers and directors - (1) - as a group	6,250,000	96.8%

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

 Item 12 - Certain Relationships and Related Transactions

            In connection with organizing our company, on March 18, 2005, we issued 6,250,000 shares of restricted common stock to Avery Pack, our president, for $25,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The number of shares has been adjusted for the 10-for-1 forward stock split, which became effective on February 22, 2008.

            Beginning in March 2005 and continuing through December 31, 2007, Avery Pack advanced $8,325 to us. The advances are non-interest bearing, unsecured and due on January 31, 2009.

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

            Mr. Avery Pack provided, without cost to us, his services, valued at $2,000 per month, which totaled $6,000 and $24,000 for the years ended December 31, 2007 and 2006, respectively; and $49,000 from inception. Mr. Pack also provided, without cost to us, office space valued at $200 per month, which totaled $2,400 for 2007; 2,400 for 2006; and $6,700 from inception. The combined total of these expenses, $8,400 for the year ended December 31, 2007; $26,400 for the year ended December 31, 2006; and $55,700 from inception to December 31, 2007 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital in the statement of changes of stockholders' equity.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for the Mr. Pack in his capacity as president. As of December 31, 2007, the total of accrued but unpaid officer's salary was $18,000. Also during the production phase of our feature film, from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and for his services as film producer. As of December 31, 2007, the total of accrued but unpaid production fees was $24,000.

Item 13 - Exhibits and Reports on Form 8-K

            (a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (*1)
3.2	Bylaws (*1)
3.6	Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1	Specimen Common Stock Certificate (*1)
10.1	Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4	2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1	Code of Business Conduct (*3)
21.0	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(*1)	Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)	Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)	Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006

             (b) Reports on Form 8-K

            There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $3,500 for audit services for the periods during and ending December 31, 2006; and $3,500 for audit services for the year ended December 31, 2007.  Mr. Cronin did not provide audit related services, tax services or any other services in 2006 and 2007.

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Pompano Beach, Florida

       I have audited the accompanying balance sheets of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2007 and December 31, 2006 and the related statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2007 and December 31, 2006 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2007. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2007 and December 31, 2006 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2007 and December 31, 2006, and for the cumulative development stage period of  March 18, 2005 (inception) through December 31, 2007  in conformity with accounting principles generally accepted in the United States.

/s/ Michael Cronin
Michael F. Cronin Certified Public Accountant
Orlando, Florida

April 10, 2008

Amalgamated Pictures Corp. (a development stage company) Balance Sheet

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$53,041	$23,475
Deferred offering costs	0	3,716

Total current assets	53,041	27,191

Capitalized Film Costs	33,399	0

Total Assets	$86,440	$27,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$530	$0
Accrued officer's salaries and producer's fees	42,000	0

Total current liabilities:	42,530	0

Advances from stockholder	8,325	4,825

Total Liabilities:	50,855	4,825

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares (6,385,000 in 2006)	646	638
Additional paid-in capital	114,955	72,202
Deficit accumulated during development stage	(80,016)	(50,474)

Total stockholders' equity	35,585	22,366

Total Liabilities and Stockholders' Equity	$86,440	$27,191

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations

		For the Year Ended December 31, 2007		For the Year Ended December 31, 2006	For the Period March 18, 2005 (inception) to December 31, 2007

Net sales		$0		$0	$0
Costs applicable to sales and revenue		0		0	0

Gross profit		0		0	0

Expenses
General and administrative		30,679		29,983	81,824
Organization expense		0		0	70

Total expenses		30,679		29,983	81,894

Loss before income taxes and interest income		(30,679)		(29,983)	(81,894)

Interest income		1,138		300	1,878

		(29,541)		(29,683)	(80,016)
Income taxes		0		0	0

Net loss		$(29,541)		$(29,683)	$(80,016)

Basic net loss per share	$	(NIL )	$	(NIL )

Weighted average common shares outstanding		6,433,916		6,385,000

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Statement of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period March 18, 2005 (inception) to December 31, 2007

Cash flows from operating activities:

Net loss	$(29,541)	$(29,683)	$(80,016)
Fair value of office space provided by principal stockholder	2,400	2,400	6,700
Fair value of services provided by principal stockholder	6,000	24,000	49,000
Increase of deferred expenses paid in cash	0	(3,045)	(3,175)
Increase of accounts payable	530	0	530
Increase of accrued officer's salary	18,000	0	18,000

Cash used in operating activities	(2,611)	(6,328)	(8,961)

Cash flows from investing activities:
Investment in film production	(9,399)	0	(9,399)

Cash used in investing activities	(9,399)	0	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	38,076	0	63,076
Advance from stockholder	3,500	3,630	8,325

Cash generated from financing activities	41,576	3,630	71,401

Change in cash	29,566	(2,697)	53,041
Cash - beginning	23,475	26,172	0

Cash - end	$53,041	$23,475	$53,041

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity
 For the period March 18, 2005 (inception) to December 31, 2007

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.004 per share on March 18, 2005	6,250,000	$625	$24,375		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.004 per share on March 18, 2005	135,000	13	527		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	6,385,000	638	45,802	(20,792)	25,648

Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	6,385,000	638	72,202	(50,475)	22,365

Issued for cash at $0.51 per unit	74,660	8	38,069		38,076
Record deferred offering costs as reduction of additional paid-in capital			(3,716)		(3,716)
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			8,400		8,400
Net loss				(29,541)	(29,541)

Balance December 31, 2007	6,459,660	$646	$114,955	$(80,016)	$35,585

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Summary of Significant Accounting Policies
 December 31, 2007

Nature of Development Stage Operations

Amalgamated Pictures Corp., (the "Company") was formed on March 18, 2005 as a Florida corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities and producing its first film. The Company has not yet commenced its principal revenue producing activities.

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
December 31, 2007

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

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. The weighted average of shares issued and outstanding has been retroactively adjusted, since inception, to reflect the 10-for-1 forward split, described below in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

AMALGAMATED PICTURES CORP.
(a development stage company)

Summary of Significant Accounting Policies (Continued)
December 31, 2007

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Summary of Significant Accounting Policies (Continued)
December 31, 2007

Selected Recent Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments."  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a)        Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)        Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)        Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)        Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e)        Amends Statement 140 to eliminate the probation on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," This Statement replaces SFAS No. 141, "Business Combinations." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements
 December 31, 2007

Note 1 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2007.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2007, the Company's principal stockholder advanced $8,325 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2009.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $6,000 and $24,000 for the years ended December 31, 2007 and 2006, respectively; and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2007; 2,400 for 2006; and $6,700 from inception . The combined total of these expenses, $8,400 for the year ended December 31, 2007; $26,400 for the year ended December 31, 2006; and $55,700 from inception to December 31, 2007 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of December 31, 2007, the total of accrued but unpaid officer's salary was $18,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of December 31, 2007, the total of accrued but unpaid production fees was $24,000.

Note 3 - Income Taxes

The Company has approximately $25,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $8,500. These carryovers expire in 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

Note 4 - Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2007 and December 31, 2006, 6,459,660 and 6,385,000 shares of common stock, respectively, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2007, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2007

Warrants

As of December 31, 2007, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2008, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

Securities Issued for Cash

On March 18, 2005, the Company issued 6,250,000 shares of common stock, which are restricted as to transferability, to its founder and president for $25,000 cash. The number of shares has been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

On December 31, 2007, the Company completed its initial public offering of units consisting of one share of common stock and one Class A warrant. The Company sold a total of 74,660 units at $0.51 per unit. The Company received  $38,076, as gross proceeds of the offering, and $34,360 as net proceeds. The expenses of the offering, $3,716, were initially recorded as Deferred offering costs. Upon completion of the offering, Deferred offering costs was reclassified as a reduction of Additional paid-in capital. The number of units and price per unit have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

Common Stock Issued for Services

On March 18, 2005, the Company issued 135,000 shares of common stock, which were initially restricted as to transferability, for legal services in connection with the Company's public offering of securities. The shares were valued at $540, which represented the fair value of the stock issued. The number of shares has been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2007 and 2006, no options had been granted.

Note 6 - Subsequent Events

On January 10, 2008, the Company formed, as a wholly owned subsidiary, Abbreviated Pictures Corp. The new corporation will focus on short-form films suitable for Internet distribution.

 SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 10, 2008

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 10, 2008