Form 10-Q
period 2008-03-31
Amalgamated Pictures Corp.
filed 2008-05-15
CIK 1326679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or
[   ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-51871

(Commission file number)

AMALGAMATED PICTURES CORP.

(Exact name of registrant as specified in its charter)

Florida	20-2521015

(State of incorporation)	(IRS Employer Identification Number)

1080 South Andrews Avenue Pompano Beach, FL 33069

(Address of principal executive offices)

(305) 600-4449

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2008 there were 6,459,660 shares of the registrant's common stock outstanding.

AMALGAMATED PICTURES CORP. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures

PART II	OTHER INFORMATION

Item 6	Exhibits

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheet

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$51,349	$53,041

Total current assets	51,349	53,041

Capitalized film costs	33,399	33,399

Total Assets	$84,748	$86,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$253	$530
Accrued officer's salaries and producer's fees	48,000	42,000

Total current liabilities:	48,253	42,530

Advances from stockholder	8,325	8,325

Total Liabilities:	56,578	50,855

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	115,554	114,955
Deficit accumulated during development stage	(88,030)	(80,016)

Total stockholders' equity	28,170	35,585

Total Liabilities and Stockholders' Equity	$84,748	$86,440

See Notes to Financial Statements

Amalgamated Pictures Corp.
  (a development stage company)

  Consolidated Statement of Operations
(unaudited)

		For the Three Months Ended March 31, 2008		For the Three Months Ended March 31, 2007	For the Period March 18, 2005 (inception) to March 31, 2008

Net sales		$0		$0	$0
Costs applicable to sales and revenue		0		0	0

Gross profit		0		0	0

Expenses
General and administrative		8,185		6,600	90,009
Organization expense		70		0	140

Total expenses		8,255		6,600	90,149

Loss before income taxes and interest income		(8,255)		(6,600)	(90,149)
Interest income		240		258	2,119

		(8,015)		(6,342)	(88,030)
Income taxes		0		0	0

Net loss		$(8,015)		$(6,342)	$(88,030)

Basic net loss per share	$	(NIL )	$	(NIL )

Weighted average common shares outstanding		6,459,660		6,415,790

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Consolidated Statement of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period March 18, 2005 (inception) to March 31, 2008

Cash flows from operating activities:

Net loss	$(8,015)	$(6,342)	$(88,030)
Fair value of office space provided by principal stockholder	600	600	7,300
Fair value of services provided by principal stockholder	0	6,000	49,000
Increase of deferred expenses paid in cash	0	0	(3,176)
Increase (decrease) of accounts payable	(277)	20	253
Increase of accrued officer's salary	6,000	0	24,000

Cash used in operating activities	(1,692)	278	(10,653)

Cash flows from investing activities:
Investment in film production	0	0	(9,399)

Cash used in investing activities	0	0	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	23,154	63,076
Advance from stockholder	0	0	8,325

Cash generated from financing activities	0	23,154	71,401

Change in cash	(1,692)	23,432	51,349
Cash - beginning	53,041	23,474	0

Cash - end	$51,349	$46,906	$51,349

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
(a development stage company)

 Summary of Significant Accounting Policies
March 31, 2008
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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees ," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25."

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

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $140.

AMALGAMATED PICTURES CORP.
 (a development stage company)
 Notes to Financial Statements

  March 31, 2008
  (unaudited)

Note 1 - Interim Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

Note 2 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.  The carrying value of the entire amount of capitalized film costs consists of films in process at March 31, 2008.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2008, the Company's principal stockholder advanced $8,325 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2009.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 for the three months ended March 31, 2008 and $6,000 for the three months ended March 31, 2007 and $49,000 from inception to March 31, 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for both the three months ended March 31, 2008 and March 31, 2007 and $7,300 from inception to March 31, 2008. The total of these expenses, $600 for the three months ended March 31, 2008; $6,600 for the three months ended March 31, 2007; and $56,300 from inception to March 31, 2008 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of March 31, 2008, the total of accrued but unpaid officer's salary was $24,000. From April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer of Foreign Devils.  As of March 31, 2008, the total of accrued but unpaid production fees was $24,000.

Note 4 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2008 and December 31, 2007, 6,459,660 shares of common stock were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of March 31, 2008 and December 31, 2007, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

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

On December 31, 2007, the Company completed its initial public offering of units consisting of one share of common stock and one Class A warrant. The Company sold a total of 74,660 units at $0.51 per unit. The Company received $38,076, as gross proceeds of the offering, and $34,360 as net proceeds. The expenses of the offering, $3,716, were initially recorded as Deferred offering costs.  Upon completion of the offering, Deferred offering costs was reclassified as a reduction of Additional paid-in capital . The number of units and the price per unit have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

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

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2008 and December 31, 2007, no options had been granted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            Our principal offices are located at 1080 South Andrews Avenue, Pompano Beach, Florida 33069. Our telephone number is (305) 600-4449.

Plan of Operation and Recent Developments

             In April 2007, we began production on our first feature-length film, Foreign Devils.  Principal photography was completed between June 2, 2007 and June 22, 2007. The film has been completed and was accepted as an official selection of the Palm Beach International Film Festival.  Foreign Devils had its world premiere at the festival on April 14, 2008. Additionally, Foreign Devils has been accepted as an official selection of the Little Rock Film Festival in May 2008.

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

Employees

            We currently have one employee, our president and chief executive officer, Mr. Avery Pack. We utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing, producing and promoting our motion pictures and Internet properties. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed

Critical Accounting Policies

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

            Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Results of Operations

            The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

            Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007 and Period from March 18, 2005 (inception) through March 31, 2008

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended March 31, 2008, total expenses were $8,255, which consisted of accrued officer's salary, $6,000; approximately $1,000 for film festival entry fees; miscellaneous expenses, $655; and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

            Total expenses for the three months ended March 31, 2007, were $6,600, which consisted of the fair value of services, $6,000, and office space, $600, provided by our sole officer and director, without cost to us.

            From March 18, 2005 (inception) to March 31, 2008, expenses totaled $90,149.

            Interest income - For the three months ended March 31, 2008, interest income earned on our invested cash was $240 compared to $258 for the three months ended March 31, 2007.  Since inception through March 31, 2008, our total interest income was $2,119.

            Net loss - Net loss, before taxes, for the three months ended March 31, 2008 was $8,015 and for the three months ended March 31, 2007 was $6,342.  Since inception (March 18, 2005) through March 31, 2008, we incurred a net loss, before taxes, of $88,030.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through March 31, 2008, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the three months ended March 31, 2008, net loss per share was $nil (less than $0.005 per share). For the three months ended March 31, 2007, net loss per share was also $nil. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for the three months ended March 31, 2008 and 6,415,790 weighted average common shares outstanding for the first fiscal quarter of 2007.

Liquidity and Capital Resources

            As of March 31, 2008, the balance of our cash and cash equivalents was $51,349. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2008.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him. As of March 31, 2008, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

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

           Changes in internal controls

            We have not made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit 31.1	-

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit 32.1	-	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date: May 13, 2008