Form 10KSB/A
period 2007-12-31
AMALGAMATED PICTURES CORP.
filed 2008-09-25
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No.1 to Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities

  Exchange Act of 1934

  For the fiscal year ended December 31, 2007

  or

  [  ]      Transitional Report under Section 13 or 15(d) of the

 Securities Exchange Act of 1934

000-51871

Commission file number

AMALGAMATED PICTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida	20--2521015

(State of incorporation)	(IRS Employer Identification Number)

35 JA Ely Boulevard, Suite 110 Dania Beach, FL 33004

(Address of principal executive office)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31, 2007.

As of September 22, 2008, there was no market value for Amalgamated Pictures Corp. common stock owned by non-affiliates.

As of September 22, 2008, there were 6,459,660 shares of the registrant's common stock outstanding.

_____________________________________________________________________________

Amendment No. 1 to the Annual Report on Form 10-KSB
 For the Year Ended December 31, 2007

 _____________________________________________________________________________________

EXPLANATORY NOTE

This Form 10-KSB/A is being filed by Amalgamated Pictures Corp. to amend the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on April 10, 2008.

This Form 10-KSB/A amends only Item 8A of Part II of the Form 10-KSB and provides an assessment and conclusion as to the effectiveness of our internal control over financial reporting. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB.

In addition, as part of the 10-KSB/A, the Amendment will amend and restate, pursuant to Item 601(b)(31) of Regulation S-B, the Exhibit 31.1 Certification of the Principal Executive Officer and Principal Financial Officer, which adds the introductory language of paragraph 4 and the language of paragraph 4(b).

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

Item 8A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him. That evaluation was reached because of our failure to file the required Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB when it was filed on April 10, 2008.

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

             Based upon an evaluation conducted for the period ended December 31, 2007, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2007 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

       · Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control
       · Need for additional expertise related to changes in filing requirements

             In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently experienced in public company accounting to implement appropriate procedures for timely and accurate disclosures

             Report of Management on Internal Control over Financial Reporting

             Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

             Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission  in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

             This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 13 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description
31.1	*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            * Filed herewith

 SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	September 24, 2008

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	September 24, 2008