Form 10-Q/A
period 2008-03-31
AMALGAMATED PICTURES CORP.
filed 2008-09-25
CIK 1326679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
 Amendment No.1 to Form 10-Q

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

 For the Quarter Ended March 31, 2008

_____________________________________________________________________________________________

EXPLANATORY NOTE

Amalgamated Pictures Corp. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was originally filed on May 15, 2008 (the "Original Filing"). As part of the 10-Q/A, the Amendment will amend Part II, Item 6 for the sole purpose of amending and restating the Exhibit 31.1 Certification of the Principal Executive Officer and Principal Financial Officer, which adds the introductory language of paragraph 4 and the language of paragraph 4(b).

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

____________________________________________________________________________________________

ITEM 6 - EXHIBITS

Exhibit 31.1	-	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.1	-	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 24, 2008