Form 10-Q
period 2008-09-30
AMALGAMATED PICTURES CORP.
filed 2008-11-07
CIK 1326679

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2008

 or

 [   ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-51871

(Commission file number)

AMALGAMATED PICTURES CORP.

(Exact name of registrant as specified in its charter)

Florida	20-2521015

(State of incorporation)	(IRS Employer Identification Number)

35 JA Ely Blvd, Suite 110 Dania Beach, FL 33004

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

As of November 7, 2008 there were 6,459,660 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheet

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$48,424	$53,041

Total current assets	48,424	53,041

Capitalized film costs	33,399	33,399

Total Assets	$81,823	$86,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$530
Accrued officer's salaries and producer's fees	60,000	42,000

Total current liabilities	60,020	42,530

Advances from stockholder	8,325	8,325

Total Liabilities	68,345	50,855

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	116,755	114,955
Deficit accumulated during development stage	(103,923)	(80,016)

Total stockholders' equity	13,478	35,585

Total Liabilities and Stockholders' Equity	$81,823	$86,440

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations

 (unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	March 18, 2005 (inception) to September 30, 2008

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	6,600	6,600	24,272	23,606	106,095
Organization expense	0	0	70	0	140

Total expenses	6,600	6,600	24,342	23,606	106,235

Loss before income taxes and interest income	(6,600)	(6,600)	(24,342)	(23,606)	(106,235)

Interest income	90	284	435	848	2,312

	(6,510)	(6,316)	(23,907)	(22,758)	(103,923)

Income taxes	0	0	0	0	0

Net loss	$(6,510)	$(6,316)	$(23,907)	$(22,758)	$(103,923)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,440,890	6,459,660	6,431,030

 See Notes to Financial Statements

Amalgamated Pictures Corp.
  (a development stage company)

 Consolidated Statement of Cash Flows

 (unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	March 18, 2005 (inception) to September 30, 2008

Cash flows from operating activities:

Net loss	$(23,907)	$(22,758)	$(103,923)
Fair value of office space provided by principal stockholder	1,800	1,800	8,500
Fair value of services provided by principal stockholder	0	6,000	49,000
Increase of deferred expenses paid in cash	0	0	(3,175)
Increase (decrease) of accounts payable	(510)	3,520	20
Increase of accrued officer's salary	18,000	12,000	36,000

Cash used in operating activities	(4,617)	562	(13,578)

Cash flows from investing activities:
Investment in film production	0	(9,399)	(9,399)

Cash used in investing activities	0	(9,399)	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	29,070	63,076
Advance from stockholder	0	0	8,325

Cash generated from financing activities	0	29,070	71,401

Change in cash	(4,617)	20,233	48,424
Cash - beginning	53,041	23,475	0

Cash - end	$48,424	$43,708	$48,424

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)
  Summary of Significant Accounting Policies
 September 30, 2008
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

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148," Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28," Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25."

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
   September 30, 2008
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

Note 2 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at September 30, 2008.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through September 30, 2008, the Company's principal stockholder advanced $8,325 to the Company. The advances are non-interest bearing, unsecured and due on October 31, 2009.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 for the three months and nine months ended September 30, 2008 and $6,000 for the three months and nine months ended September 30, 2007; and $49,000 from inception to September 30, 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for both the three months ended September 30, 2008 and September 30, 2007; $1,800 for both the nine months ended September 30, 2008 and September 30, 2007;  and $8,500 from inception to September 30, 2008. The total of these expenses, $600 and $1,800 for the three months and nine months ended September 30, 2008, respectively; $600 and $7,800 for the three months and nine months ended September 30, 2007; and $57,500 from inception to September 30, 2008 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of September 30, 2008, the total of accrued but unpaid officer's salary was $36,000. From April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer of Foreign Devils.  As of September 30, 2008, the total of accrued but unpaid production fees was $24,000.

Note 4 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of September 30, 2008 and December 31, 2007, 6,459,660 shares of common stock were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of September 30, 2008 and December 31, 2007, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Warrants

As of September 30, 2008 and December 31, 2007, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2008, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

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

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of September 30, 2008 and December 31, 2007, no options had been granted.

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

            Our principal offices are located at 35 JA Ely Blvd, Suite 110, Dania Beach, Florida 33004. Our telephone number is (305) 600-4449.

Plan of Operation and Recent Developments

             In April 2007, we began production on our first feature-length film, Foreign Devils.  Principal photography was completed between June 2, 2007 and June 22, 2007. The film has been completed and was accepted as an official selection of the Palm Beach International Film Festival. Foreign Devils had its world premiere at the festival on April 14, 2008. Additionally, Foreign Devils was accepted as an official selection of the Little Rock Film Festival and was presented in May 2008.  On September 6, 2008, Foreign Devils was screened, as an official selection, at the Rome (GA) International Film Festival. The film's New York City premiere took place on October 20, 2008, as an official selection of the HD Fest, digital film festival. The screening took place, in New York City, at the Sony Wonder Technology Lab High Definition Theater.

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

            Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended September 30, 2008, total expenses were $6,600, which consisted of accrued but unpaid officer's salary, $6,000, and the fair value of office space, provided by our sole officer and director, without cost to us, $600.

            Total expenses for the three months ended September 30, 2007, were $6,600. Expenses in the period consisted of officer's salary, $6,000, which was accrued but unpaid, and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

            Interest income - For the three months ended September 30, 2008, interest income earned on our invested cash was $90 compared to $284 for the three months ended September 30, 2007.

            Net loss - Net loss, before taxes, for the three months ended September 30, 2008 was $6,510 and for the three months ended September 30, 2007 was $6,316.

            Net loss per share - For the three months ended September 30, 2008, net loss per share was $nil (less than $0.005 per share). For the three months ended September 30, 2007, net loss per share was also $nil. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for the three months ended September 30, 2008 and 6,440,890 weighted average common shares outstanding for the third fiscal quarter of 2007.

            Nine Months Ended September 30, 2008 and Nine Months Ended Septemeber 30, 2007 and Period from March 18, 2005 (inception) through September 30, 2008

            Sales - We have not had any sales since inception.

            Expenses - For the nine months ended September 30, 2008, total expenses were $24,342, which consisted of accrued but unpaid officer's salary, $18,000; approximately $3,100 for film festival entry fees and related expenses; and the fair value of office space provided by our sole officer and director, without cost to us, $1,800; and miscellaneous expenses of approximately $1,400.

            Total expenses for the nine months ended September 30, 2007 were $23,606. Expenses in the period consisted of accrued but unpaid officer's salary, $12,000; the fair value of services, $6,000, and office space, $1,800, provided by our sole officer and director, without cost to us; auditing fees, $3,500; and other expenses, $306.

            From March 18, 2005 (inception) to September 30, 2008, expenses totaled $106,235.

            Interest income - For the nine months ended September 30, 2008, interest income earned on our invested cash was $435 compared to $848 for the nine months ended September 30, 2007.  Since inception through September 30, 2008, our total interest income was $2,312.

            Net loss - Net loss, before taxes, for the nine months ended September 30, 2008 was $23,907 and for the nine months ended September 30, 2007 was $22,758.  Since inception (March 18, 2005) through September 30, 2008, we incurred a net loss, before taxes, of $103,923.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through September 30, 2008, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the nine months ended September 30, 2008, net loss per share was $nil (less than $0.005 per share). For the nine months ended September 30, 2007, net loss per share was also $nil. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for the nine months ended September 30, 2008 and 6,431,030 weighted average common shares outstanding for the first nine months of 2007.

Liquidity and Capital Resources

            As of September 30, 2008, the balance of our cash and cash equivalents was $48,424. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2008 or 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him. As of September 30, 2008, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 5- OTHER INFORMATION

                In July 2008, we relocated our offices to 35 JA Ely Blvd, Suite 110, Dania Beach , Florida 33004.

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

Date: November 7, 2008