Form 10-K
period 2008-12-31
AMALGAMATED PICTURES CORP.
filed 2009-04-15
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2008

or

[  ]      Transitional Report under Section 13 or 15(d) of the
  Securities Exchange Act of 1934

000-51871

Commission file number

AMALGAMATED PICTURES CORP.

(Exact name of small business issuer as specified in its charter)

Florida	20-2521015

(State of incorporation)	(IRS Employer Identification Number)

35 JA Ely Blvd., Suite 110 Dania Beach, FL 33004

(Address of principal executive office)

(305) 600-4449

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock: $.0001 Par Value and Warrants: Class A Warrant

(Title of Class)
Check whether the registrant:
is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)

 Yes [X] No [ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Check whether the registrant: is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31 , 2008.

As of April 13, 2009, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of April 13, 2009, there were 6,459,660 shares of Amalgamated Pictures Corp. common stock outstanding.

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

Item 1B - Unresolved Staff Comments

            None

 Item 2 - Description of Property

            We have use of office space from our president without payment. This space is adequate for our present operations. We own our Internet site, and the Internet domain name www.amalgapix.com. The Internet site currently provides limited information about our business.  We plan to further expand our Internet site to provide information about our film projects.

 Item 3 - Legal Proceedings

            We are not subject to any pending litigation, legal proceedings or claims.

 Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fiscal year covered by this report.

 PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Shares and Stock Split

            We are authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of April 13, 2009 and December 31, 2008, there were 6,459,660 shares of common stock issued and outstanding.  The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Warrants

            As of April 13, 2009 and December 31, 2008, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2009, the right to purchase one share of our common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above.

Shareholders and Warrant Holders

            As of April 13, 2009, we had 89 shareholders of our common stock and 87 holders of our Class A warrants.

Item 6 - Selected Financial Data

         Not Applicable

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

For the years ended December 31, 2008 and December 31, 2007 and for the period March 18, 2005 (inception) through December 31, 2008:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2008, total expenses were $34,681 compared to $30,679 in 2007. Expenses in 2008 consisted primarily of accrued but unpaid officer's salary of $24,000 and the fair value of office space provided by our sole officer and director, without cost to us, $2,400. Expenses in 2007 consisted primarily of accrued but unpaid officer's salary of $18,000, and the fair value of services and office space provided by our sole officer and director, without cost to us, in the amounts of $6,000 and $2,400, respectively. The fair value of services and office space was reflected in the statement of operations for 2008 and 2007, as general and administrative expenses with corresponding contributions to additional paid-in capital in the statement of changes of stockholders' equity.

            For the period March 18, 2005 (inception) through December 31, 2008, total expenses were $116,574.

            Interest income - Interest income earned for the year ended December 31, 2008 was $580, which compares to $1,138 in 2007.

            Since inception, we earned $2,458 on our invested cash.

            Net loss - Net loss, before taxes, for the year ended December 31, 2008, was $34,101, which compares to a loss of $29,541 for the year ended December 31, 2007.

            For the period March 18, 2005 (inception) through December 31, 2008, the total net loss was $114,117.

            We have not reduced our net loss for the period from inception, March 18, 2005, through December 31, 2008, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the year ended December 31, 2008, net loss per share was $0.01 and for the year ended December 31, 2007, net loss per share was $0.00.  Per share net loss was based on 6,459,660 weighted average common shares outstanding in 2008 and 6,433,916 in 2007.

Liquidity and Capital Resources

            As of December 31, 2008, the balance of our cash and cash equivalents was $48,330. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to pursue distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2009.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2008, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

       · Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control
       · Need for additional expertise related to changes in filing requirements

             In order to remedy our existing internal control deficiencies, as soon as our finances permit, we will hire a Chief Financial Officer who will be sufficiently experienced in public company accounting to implement appropriate procedures for timely and accurate disclosures

             Report of Management on Internal Control over Financial Reporting

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

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission  in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

            None

 PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	31	President, chief executive officer, chief financial officer and director

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

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2006, 2007 and 2008 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Avery Pack, our president and chief executive officer. Mr. Pack is our sole officer.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Avery Pack, President and Chief Executive Officer	2006	$ 0		0	0	0	0	$ 0
	2007	18,000	(1)	0	0	0	0	24,000(2)
	2008	24,000	(1)	0	0	0	0	0

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

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for Mr. Pack in his capacity as president. As of December 31, 2008, the total of accrued but unpaid officer's salary was $42,000. Also during the production phase of our feature film from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and his services as the film's producer. As of December 31, 2008, the total of accrued but unpaid production fees was $24,000.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 13, 2009, there were 6,459,660 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table presents certain information regarding beneficial ownership of our common stock as of April 13, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percent

Avery Pack	6,250,000	96.8%

Officers and directors - (1) - as a group	6,250,000	96.8%

            The address of the director and executive officer is 35 JA Ely Blvd., Dania Beach , Florida 33004.

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

Item 13 - Certain Relationships and Related Party Transactions

            In connection with organizing our company, on March 18, 2005, we issued 6,250,000 shares of restricted common stock to Avery Pack, our president, for $25,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The number of shares has been adjusted for the 10-for-1 forward stock split, which became effective on February 22, 2008.

            Beginning in March 2005 and continuing through December 31, 2007, Avery Pack advanced $11,825 to us. The advances are non-interest bearing, unsecured and due on January 31, 2010.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for the Mr. Pack in his capacity as president. As of December 31, 2008, the total of accrued but unpaid officer's salary was $42,000. Also during the production phase of our feature film, from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and for his services as film producer. As of December 31, 2008, the total of accrued but unpaid production fees was $24,000.

            Additionally, the principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 and $6,000 for the years ended December 31, 2008 and 2007, respectively; and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2008; 2,400 for 2007; and $9.100 from inception. The combined total of these expenses, $2,400 for the year ended December 31, 2008; $26,400 for the year ended December 31, 2007; and $58,100 from inception to December 31, 2008 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $3,500 for audit services for the periods during and ending December 31, 2007; and $3,500 for audit services for the year ended December 31, 2008.  Mr. Cronin did not provide audit related services, tax services or any other services in 2007 and 2008.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Dania Beach, Florida

       I have audited the accompanying balance sheets of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2008 and December 31, 2007 and the related statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2008 and December 31, 2007 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2008. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2008 and December 31, 2007 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2008 and December 31, 2007, and for the cumulative development stage period of  March 18, 2005 (inception) through December 31, 2008  in conformity with accounting principles generally accepted in the United States.

/s/ Michael Cronin

Michael F. Cronin Certified Public Accountant
Orlando, Florida

April 15, 2009

Amalgamated Pictures Corp. (a development stage company) Balance Sheet

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$48,330	$53,041

Total current assets	48,330	53,041

Capitalized Film Costs	33,399	33,399

Total Assets	$81,729	$86,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$530
Accrued officer's salaries and producer's fees	66,000	42,000

Total current liabilities:	66,020	42,530

Advances from stockholder	11,825	8,325

Total Liabilities:	77,845	50,855

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	117,355	114,955
Deficit accumulated during development stage	(114,117)	(80,016)

Total stockholders' equity	3,884	35,585

Total Liabilities and Stockholders' Equity	$81,729	$86,440

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period March 18, 2005 (inception) to December 31, 2008

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	34,611	30,679	116,435
Organization expense	70	-	140

Total expenses	34,681	30,679	116,575

Loss before income taxes and interest income	(34,681)	(30,679)	(116,575)

Interest income	580	1,138	2,458

	(34,101)	(29,541)	(114,117)
Income taxes	-	-	-

Net loss	$(34,101)	$(29,541)	$(114,117)

Basic net loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,433,916

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Statement of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period March 18, 2005 (inception) to December 31, 2008

Cash flows from operating activities:

Net loss	$(34,101)	$(29,541)	$(114,117)
Fair value of office space provided by principal stockholder	2,400	2,400	9,100
Fair value of services provided by principal stockholder	-	6,000	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase (decrease) of accounts payable	(510)	530	20
Increase of accrued officer's salary	24,000	18,000	42,000

Cash used in operating activities	(8,211)	(2,611)	(17,172)

Cash flows from investing activities:
Investment in film production	-	(9,399)	(9,399)

Cash used in investing activities	-	(9,399)	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	38,076	63,076
Advance from stockholder	3,500	3,500	11,825

Cash generated from financing activities	3,500	41,576	74,901

Change in cash	(4,711)	29,566	48,330
Cash - beginning	53,041	23,475	-

Cash - end	$48,330	$53,041	$48,330

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity
 For the period March 18, 2005 (inception) to December 31, 2008

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.004 per share on March 18, 2005	6,250,000	$625	$24,375		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.004 per share on March 18, 2005	135,000	13	527		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	6,385,000	638	45,802	(20,792)	25,648

Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	6,385,000	638	72,202	(50,475)	22,365

Issued for cash at $0.51 per unit	74,660	8	38,069		38,076
Record deferred offering costs as reduction of additional paid-in capital			(3,716)		(3,716)
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			8,400		8,400
Net loss				(29,541)	(29,541)

Balance December 31, 2007	6,459,660	646	114,955	(80,016)	35,585

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net loss				(34,101)	(34,101)

Balance December 31, 2008	6,459,660	$646	$117,355	$(114,117)	$3,884

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Summary of Significant Accounting Policies
 December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Summary of Significant Accounting Policies (Continued)
December 31, 2008

Selected Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements
 December 31, 2008

Note 1 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2008.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2008, the Company's principal stockholder advanced $11,825 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2010.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 and $6,000 for the years ended December 31, 2008 and 2007, respectively; and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2008; $2,400 for 2007; and $9,100 from inception. The combined total of these expenses, $2,400 for the year ended December 31, 2008; $26,400 for the year ended December 31, 2007; and $58,100 from inception to December 31, 2008 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. As of December 31, 2008, the total of accrued but unpaid officer's salary was $42,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of December 31, 2008, the total of accrued but unpaid production fees was $24,000.

Note 3 - Income Taxes

The Company has approximately $25,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $8,500. These carryovers expire in 2028. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

Note 4 - Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2008 and December 31, 2007, 6,459,660 and 6,459,660 shares of common stock, respectively, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2008, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2008

Warrants

As of December 31, 2008, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2009, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

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

Note 5 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2008 and 2007, no options had been granted.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 15, 2009

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2009

 Exhibits

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (*1)
3.2		Bylaws (*1)
3.6		Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1		Specimen Common Stock Certificate (*1)
10.1		Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4		2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1		Code of Business Conduct (*3)
21.0	**	Subsidiaries of Registrant
31.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

**		Filed herewith
(*1)		Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)		Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)		Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006