Form 10-Q
period 2009-03-31
AMALGAMATED PICTURES CORP.
filed 2009-05-20
CIK 1326679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2009

 or

 [   ]      Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-51871

(Commission file number)

AMALGAMATED PICTURES CORP.

(Exact name of registrant as specified in its charter)

Florida	20-2521015

(State of incorporation)	(IRS Employer Identification Number)

35 JA Ely Blvd. Dania Beach, FL 33004

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

As of May 15, 2009, there were 6,459,660 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheet

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$48,552	$48330

Total current assets	48,552	48,330

Capitalized film costs	33,399	33,399

Total Assets	$81,951	$81,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	67,500	66,000

Total current liabilities:	67,520	66,020

Advances from stockholder	11,825	11,825

Total Liabilities:	79,345	77,845

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	-	-
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	117,955	117,355
Deficit accumulated during development stage	(115,995)	(114,117)

Total stockholders' equity	2,606	3,884

Total Liabilities and Stockholders' Equity	$81,951	$81,729

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period March 18, 2005 (inception) to March 31, 2009

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	2,100	8,185	118,535
Organization expense	-	70	140

Total expenses	2,100	8,255	118,675

Loss before income taxes and interest income	(2,100)	(8,255)	(118,675)
Interest income	222	240	2,680

	(1,878)	(8,015)	(115,995)
Income taxes	-	-	-

Net loss	$(1,878)	$(8,015)	$(115,995)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Consolidated Statement of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period March 18, 2005 (inception) to March 31, 2009

Cash flows from operating activities:

Net loss	$(1,878)	$(8,015)	$(115,995)
Fair value of office space provided by principal stockholder	600	600	9,700
Fair value of services provided by principal stockholder	-	-	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase (decrease) of accounts payable	-	(277)	20
Increase of accrued officer's salary	1,500	6,000	43,500

Cash generated (used) in operating activities	222	(1,692)	(16,950)

Cash flows from investing activities:
Investment in film production	-	-	(9,399)

Cash used in investing activities	-	-	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	63,076
Advance from stockholder	-	-	11,825

Cash generated from financing activities	-	-	74,901

Change in cash	222	(1,692)	48,552
Cash - beginning	48,330	53,041	-

Cash - end	$48,552	$51,349	$48,552

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)
  Summary of Significant Accounting Policies
 March 31, 2009
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

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, " Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, " Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, " Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25."

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. The weighted average of shares issued and outstanding has been retroactively adjusted, since inception, to reflect the 10-for-1 forward split, described below in   Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

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
   March 31, 2009
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

Note 2 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.  The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2009.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2009, the Company's principal stockholder advanced $11,825 to the Company. The advances are non-interest bearing, unsecured and due on April 30, 2010.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 for the three months ended March 31, 2009 and the year ended December 31, 2008 and $6,000 for the year ended December 31, 2007; and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months ended March 31, 2009; $2,400 for 2008; $2,400 for 2007; and $9,100 from inception. The combined total of these expenses, $600 for the three months ended March 31, 2009; $2,400 for the year ended December 31, 2008; $26,400 for the year ended December 31, 2007; and $58,700 from inception to March 31, 2009 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

From April 1, 2007 through December 31, 2008, the Company accrued $2,000 per month as officer's salary for the principal stockholder in his capacity as president. Beginning in January 2009, the accrued salary was reduced to $500 per month.  As of March 31, 2009, the total of accrued but unpaid officer's salary was $43,500. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of March 31, 2009, the total of accrued but unpaid production fees was $24,000.

Note 4 - Income Taxes

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

Note 5 - Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2009 and December 31, 2008, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of March 31, 2009, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Warrants

As of March 31, 2009, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2009, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

Securities Issued for Cash

On March 18, 2005, the Company issued 6,250,000 shares of common stock, which are restricted as to transferability, to its founder and president for $25,000 cash. The number of shares has been retroactively adjusted because of the stock split described above in Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

On December 31, 2007, the Company completed its initial public offering of units consisting of one share of common stock and one Class A warrant. The Company sold a total of 74,660 units at $0.51 per unit. The Company received $38,076, as gross proceeds of the offering, and $34,360 as net proceeds. The expenses of the offering, $3,716, were initially recorded as Deferred offering costs.  Upon completion of the offering, Deferred offering costs was reclassified as a reduction of Additional paid-in capital . The number of units and price per unit have been retroactively adjusted because of the stock split described above in Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

Common Stock Issued for Services

On March 18, 2005, the Company issued 135,000 shares of common stock, which were initially restricted as to transferability, for legal services in connection with the Company's public offering of securities. The shares were valued at $540, which represented the fair value of the stock issued. The number of shares has been retroactively adjusted because of the stock split described above in  Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

Note 6 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2009, no options had been granted.

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

            Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008 and Period from March 18, 2005 (inception) through March 31, 2009

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended March 31, 2009, total expenses were $2,100, which consisted of accrued officer's salary, $1,500; and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

            Total expenses for the three months ended March 31, 2008, were $8,255, which consisted of accrued officer's salary, $6,000; approximately $1,000 for film festival entry fees; miscellaneous expenses, $655; and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

            From March 18, 2005 (inception) to March 31, 2009, expenses totaled $118,675.

            Interest income - For the three months ended March 31, 2009, interest income earned on our invested cash was $222 compared to $240 for the three months ended March 31, 2008.  Since inception through March 31, 2009, our total interest income was $2,680.

            Net loss - Net loss, before taxes, for the three months ended March 31, 2009 was $1,878 and for the three months ended March 31, 2008 was $8,015.  Since inception (March 18, 2005) through March 31, 2009, we incurred a net loss, before taxes, of $115,995.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through March 31, 2009, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the three months ended March 31, 2009, net loss per share was $nil (less than $0.005 per share). For the three months ended March 31, 2087, net loss per share was also $nil. Net loss per share for both periods was computed based on 6,459,660 weighted average common shares outstanding.

Liquidity and Capital Resources

            As of March 31, 2009, the balance of our cash and cash equivalents was $48,552. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him. As of March 31, 2009, and the date of this Report, Avery Pack served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no changes in our internal controls over financial reporting which could significantly affect or are reasonably likely to materially affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10-Q.

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

Date: May 19, 2009