Form 10-Q/A
period 2009-03-31
AMALGAMATED PICTURES CORP.
filed 2009-07-23
CIK 1326679

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

As of July 22, 2009, there were 6,459,660 shares of the registrant's common stock outstanding.

Amendment No. 1 to the Quarterly Report on Form 10-Q
 For the Quarter Ended March 31, 2009

________________________________________________________________________________________

EXPLANATORY NOTE

Amalgamated Pictures Corp. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was originally filed on May 20, 2009 (the "Original Filing"). The sole purpose of the Amendment is to amend Part I, Item 4T- Controls and Procedures. Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

________________________________________________________________________________________

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

             Based upon an evaluation conducted for the period ended March 31, 2009, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

Avery Pack President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: July 22, 2009