Form 10-Q
period 2009-06-30
AMALGAMATED PICTURES CORP.
filed 2009-08-19
CIK 1326679

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2009
  or
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

As of August 17, 2009, there were 6,459,660 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheet

	June 30, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$48,877	$48,330

Total current assets	48,877	48,330

Capitalized film costs	33,399	33,399

Total Assets	$82,276	$81,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	69,000	66,000

Total current liabilities:	69,020	66,020

Advances from stockholder	12,150	11,825

Total Liabilities:	81,170	77,845

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	-	-
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	118,555	117,355
Deficit accumulated during development stage	(118,095)	(114,117)

Total stockholders' equity	1,106	3,884

Total Liabilities and Stockholders' Equity	$82,276	$81,729

See Notes to Financial Statements

Amalgamated Pictures Corp.
  (a development stage company)

 Statement of Operations
 (unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period March 18, 2005 (inception) to June 30, 2009

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	2,250	9,487	4,350	17,672	120,785
Organization expense	0	0	0	70	140

Total expenses	2,250	9,487	4,350	17,742	120,925

Loss before income taxes and interest income	(2,250)	(9,487)	(4,350)	(17,742)	(120,925)

Interest income	150	104	372	344	2,830

	(2,100)	(9,383)	(3,978)	(17,398)	(118,095)

Income taxes	0	0	0	0	0

Net loss	$(2,100)	$(9,383)	$(3,978)	$(17,398)	$(118,095)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660	6,459,660	6,459,660

 See Notes to Financial Statements

Amalgamated Pictures Corp.
   (a development stage company)

 Consolidated Statement of Cash Flows
 (unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period March 18, 2005 (inception) to June 30, 2009

Cash flows from operating activities:

Net loss	$(3,978)	$(17,398)	$(118,095)
Fair value of office space provided by principal stockholder	1,200	1,200	10,300
Fair value of services provided by principal stockholder	0	0	49,000
Increase of deferred expenses paid in cash	0	0	(3,175)
Increase (decrease) of accounts payable	0	(510)	20

Cash generated from (used) in operating activities	222	(4,708)	(16,950)

Cash flows from investing activities:
Investment in film production	0	0	(9,399)

Cash used in investing activities	0	(5,516)	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	27,744	63,076
Advance from stockholder	325	0	12,150

Cash generated from financing activities	325	27,744	75,226

Change in cash	547	(4,708)	48,877
Cash - beginning	48,330	53,041	0

Cash - end	$48,877	$48,333	$48,877

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
  (a development stage company)

   Summary of Significant Accounting Policies
  June 30, 2009
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
    June 30, 2009
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

Note 2 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.   The carrying value of the entire amount of capitalized film costs consists of films in process at June 30, 2009.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through June 30, 2009, the Company's principal stockholder advanced $12,150 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2010.

The principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 for the six months ended June 30, 2009 and the year ended December 31, 2008 and $6,000 for the year ended December 31, 2007; and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six months ended June 30, 2009; $2,400 for 2008; $2,400 for 2007; and $9,700 from inception. The combined total of these expenses, $1,200 for the six months ended June 30, 2009; $2,400 for the year ended December 31, 2008; $26,400 for the year ended December 31, 2007; and $59,300 from inception to June 30, 2009 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

From April 1, 2007 through December 31, 2008, the Company accrued $2,000 per month as officer's salary for the principal stockholder in his capacity as president. Beginning in January 2009, the accrued salary was reduced to $500 per month.  As of June 30, 2009, the total of accrued but unpaid officer's salary was $45,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer.  As of June 30, 2009, the total of accrued but unpaid production fees was $24,000.

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

Note 5 - Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of June 30, 2009 and December 31, 2008, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of June 30, 2009, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Warrants

As of June 30, 2009, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2009, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 5 - Stockholders' Equity - Description of Securities - Common Stock.

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

Note 6 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2009, no options had been granted.

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

            Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended June 30, 2009, total expenses were $2,250, which consisted of accrued but unpaid officer's salary, $1,500; the fair value of office space, provided by our sole officer and director, without cost to us, $600; and Florida  annual report fees; $150.

            Total expenses for the three months ended June 30, 2008, were  $9,487, which consisted of accrued but unpaid officer's salary, $6,000; approximately $2,100 for film festival entry fees and related expenses; the fair value of office space, provided by our sole officer and director, without cost to us, $600; and miscellaneous expenses of approximately $800.

            Interest income - For the three months ended June 30, 2009, interest income earned on our invested cash was $150 compared to $104 for the three months ended June 30, 2008.

            Net loss - Net loss, before taxes, for the three months ended June 30, 2009 was $2,100 and for the three months ended June 30, 2008 was $9,383.

            Net loss per share - For the three months ended June 30, 2009, net loss per share was $nil (less than $0.005 per share). For the three months ended June 30, 2008, net loss per share was also $nil. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for both the three months ended June 30, 2009 and the three months ended June 30, 2008.

            Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008 and Period from March 18, 2005 (inception) through June 30, 2009

            Sales - We have not had any sales since inception.

            Expenses - For the six months ended June 30, 2009, total expenses were $4,350, which consisted of accrued but unpaid officer's salary, $3,000; the fair value of office space, provided by our sole officer and director, without cost to us, $1,200; and Florida  annual report fees; $150.

            Total expenses for the six months ended June 30, 2008 were $17,742, which consisted of accrued but unpaid officer's salary, $12,000; approximately $3,100 for film festival entry fees and related expenses; and the fair value of office space provided by our sole officer and director, without cost to us, $1,200; and miscellaneous expenses of approximately $1,400.

            From March 18, 2005 (inception) to June 30, 2009, expenses totaled $120,925.

            Interest income - For the six months ended June 30, 2009, interest income earned on our invested cash was $372 compared to $344 for the six months ended June 30, 2008.

            Since inception through June 30, 2009, our total interest income was $2,830.

            Net loss - Net loss, before taxes, for the six months ended June 30, 2009 was $3,978 and for the six months ended June 30, 2008 was $17,398.

            Since inception (March 18, 2005) through June 30, 2008, we incurred a net loss, before taxes, of $118,095.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through June 30, 2009, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the six months ended June 30, 2009, net loss per share was $nil (less than $0.005 per share). For the six months ended June 30, 2008, net loss per share was also $nil. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for both the six months ended June 30, 2009 and the six months ended June 30, 2008

Liquidity and Capital Resources

            As of June 30, 2009, the balance of our cash and cash equivalents was $48,877. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2009.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended June 30, 2009, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 17, 2009