Form 10-K
period 2009-12-31
AMALGAMATED PICTURES CORP.
filed 2010-04-15
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2009

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

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31 , 2009.

As of April 13, 2010, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of April 13, 2010, there were 6,459,660 shares of Amalgamated Pictures Corp. common stock outstanding.

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

             We employ high-definition digital video technologies and an amateur talent pool to create our films. The cost of development of each of our film properties ranges from $75,000 to $100,000. Production of a film property includes the completion of all stages of production: development, pre-production, production, and post-production. We plan to distribute our films to the international and domestic markets on in-house produced DVDs to be sold on the Internet through distinct websites developed for each film. We continue to investigate additional distribution options for our first completed film, Foreign Devils. We also plan to produce additional film properties.

            We plan to develop a website for each film we produce. The website will be for promotion, delivering marketing information for the film, and distribution, offering an opportunity to purchase a copy of the film through e-commerce functionality. We plan to develop the websites so that customers can purchase DVDs of our films directly from the websites.

            On January 10, 2008, we formed, as a wholly owned subsidiary, Abbreviated Pictures Corp. This corporation will focus on the development of short-form films, rather than feature-length films, that are suitable for Internet distribution. A short-form film can be anywhere between 30 seconds and 30 minutes in length.

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

 PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Shares and Stock Split

            We are authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of April 13, 2010 and December 31, 2009, there were 6,459,660 shares of common stock issued and outstanding.  The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Warrants

            As of April 13, 2010 and December 31, 2009, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2010, the right to purchase one share of our common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above.

Shareholders and Warrant Holders

            As of April 13, 2010, we had 89 shareholders of our common stock and 87 holders of our Class A warrants.

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

For the years ended December 31, 2009 and December 31, 2008 and for the period March 18, 2005 (inception) through December 31, 2009:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2009, total expenses were $12,211 compared to $34,681 in 2008. Expenses in 2009 consisted primarily of accrued but unpaid officer's salary of $6,000, professional expense, $3,500 and the fair value of office space provided by our sole officer and director, without cost to us, $2,400. Expenses in 2008 consisted primarily of accrued but unpaid officer's salary of $24,000, professional expense, $3,500 and office space provided by our sole officer and director, without cost to us, $2,400. The fair value of office space was reflected in the statement of operations for 2009 and 2008, as general and administrative expenses with corresponding contributions to additional paid-in capital in the statement of changes of stockholders' equity.

            For the period March 18, 2005 (inception) through December 31, 2009, total expenses were $128,786.

            Interest income - Interest income earned for the year ended December 31, 2009 was $661, which compares to $580 in 2008.

            Since inception, we earned $3,119 on our invested cash.

            Net loss - Net loss, before taxes, for the year ended December 31, 2009, was $11,550, which compares to a loss of $34,101 for the year ended December 31, 2008.

            For the period March 18, 2005 (inception) through December 31, 2009, the total net loss was $125,667.

            We have not reduced our net loss for the period from inception, March 18, 2005, through December 31, 2009, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the year ended December 31, 2009, net loss per share was $0.00 and for the year ended December 31, 2008, net loss per share was $0.01.  Per share net loss was based on 6,459,660 weighted average common shares outstanding in 2009 and 2008.

Liquidity and Capital Resources

            As of December 31, 2009, the balance of our cash and cash equivalents was $48,855. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to continue to pursue distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2010.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2009, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

             Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission  in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

             This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

            None

 PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	32	President, chief executive officer, chief financial officer and director

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

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Avery Pack, President and Chief Executive Officer	2007	$ 18,000	(1)	0	0	0	0	$ 24,000(2)
	2008	24,000	(1)	0	0	0	0	0
	2009	6,000	(1)	0	0	0	0	0

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

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2009, the total of accrued but unpaid officer's salary was $48,000. Also during the production phase of our feature film from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and his services as the film's producer. As of December 31, 2009, the total of accrued but unpaid production fees was $24,000.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 13, 2010, there were 6,459,660 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table presents certain information regarding beneficial ownership of our common stock as of April 13, 2010, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

            Beginning in March 2005 and continuing through December 31, 2009, Avery Pack advanced $15,500 to us. The advances are non-interest bearing, unsecured and due on January 31, 2011.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for the Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2009, the total of accrued but unpaid officer's salary was $48,000. Also during the production phase of our feature film, from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and for his services as film producer. As of December 31, 2009, the total of accrued but unpaid production fees was $24,000.

            Additionally, the principal stockholder provided, without cost to the Company, his services, valued at $2,000 per month, which totaled $0 and $0 for the years ended December 31, 2009 and 2008, and $49,000 from inception. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2009; 2,400 for 2008; and $11,500 from inception. The combined total of these expenses, $2,400 for the year ended December 31, 2009; $2,400 for the year ended December 31, 2008; and $60,500 from inception to December 31, 2009 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $3,500 for audit services for the periods during and ending December 31, 2008; and $3,500 for audit services for the year ended December 31, 2009.  Mr. Cronin did not provide audit related services, tax services or any other services in 2008 and 2009.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Dania Beach, Florida

       I have audited the accompanying balance sheets of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2009 and December 31, 2008 and the related statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2009 and December 31, 2008 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2009. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2009 and December 31, 2008 and the results of its operations, its cash flows and changes in stockholders' equity for the years ended December 31, 2009 and December 31, 2008, and for the cumulative development stage period of  March 18, 2005 (inception) through December 31, 2009  in conformity with accounting principles generally accepted in the United States.

/s/ Michael Cronin

Michael F. Cronin Certified Public Accountant
Orlando, Florida

April 15, 2010

Amalgamated Pictures Corp. (a development stage company) Balance Sheet

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$48,855	$48,330

Total current assets	48,855	48,330

Capitalized Film Costs	33,399	33,399

Total Assets	$82,254	$81,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	72,000	66,000

Total current liabilities:	72,020	66,020

Advances from stockholder	15,500	11,825

Total Liabilities:	87,520	77,845

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	119,755	117,355
Deficit accumulated during development stage	(125,667)	(114,117)

Total stockholders' equity (deficiency)	(5,266)	3,884

Total Liabilities and Stockholders' Equity	$82,254	$81,729

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period March 18, 2005 (inception) to December 31, 2009

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	12,211	34,611	128,646
Organization expense	-	70	140

Total expenses	12,211	34,681	128,786

Loss before income taxes and interest income	(12,211)	(34,681)	(128,786)

Interest income	661	580	3,119

	(11,550)	(34,101)	(125,667)
Income taxes	-	-	-

Net loss	$(11,550)	$(34,101)	$(125,667)

Basic net loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	6,459,660	6,459,660

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Statement of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period March 18, 2005 (inception) to December 31, 2009

Cash flows from operating activities:

Net loss	$(11,550)	$(34,101)	$(125,667)
Fair value of office space provided by principal stockholder	2,400	2,400	11,500
Fair value of services provided by principal stockholder	-	-	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase (decrease) of accounts payable	-	(510)	20
Increase of accrued officer's salary	6,000	24,000	48,000

Cash used in operating activities	(3,150)	(8,211)	(20,322)

Cash flows from investing activities:
Investment in film production	-	-	(9,399)

Cash used in investing activities	-	-	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	63,076
Advance from stockholder	3,675	3,500	15,500

Cash generated from financing activities	3,675	3,500	78,576

Change in cash	525	(4,711)	48,855
Cash – beginning	48,330	53,041	-

Cash – end	$48,855	$48,330	$48,855

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity
 For the period March 18, 2005 (inception) to December 31, 2009

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.004 per share on March 18, 2005	6,250,000	$625	$24,375		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.004 per share on March 18, 2005	135,000	13	527		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	6,385,000	638	45,802	(20,792)	25,648

Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	6,385,000	638	72,202	(50,475)	22,365

Issued for cash at $0.51 per unit	74,660	8	38,069		38,076
Record deferred offering costs as reduction of additional paid-in capital			(3,716)		(3,716)
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			8,400		8,400
Net loss				(29,541)	(29,541)

Balance December 31, 2007	6,459,660	646	114,955	(80,016)	35,585

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net loss				(34,101)	(34,101)

Balance December 31, 2008	6,459,660	646	117,355	(114,117)	3,884

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(11,550)	(11,550)

Balance December 31, 2009	6,459,660	$646	$119,755	$(125,667)	$(5,266)

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Summary of Significant Accounting Policies
 December 31, 2009

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
December 31, 2009

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

Stock-based Compensation

Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

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
December 31, 2009

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Summary of Significant Accounting Policies (Continued)
December 31, 2009

Selected Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only

.Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements
 December 31, 2009

Note 1 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2009.

Note 2 - Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2009, the Company's principal stockholder advanced $15,500 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2011.

The principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2009; $2,400 for 2008; and $11,500 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $2,400 for the year ended December 31, 2009; $2,400 for the year ended December 31, 2008; and $60,500 from inception to December 31, 2009 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2009, the total of accrued but unpaid officer's salary was $48,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of December 31, 2009, the total of accrued but unpaid production fees was $24,000.

Note 3 - Income Taxes

The Company has approximately $35,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $11,900. These carryovers expire in 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

Note 4 - Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2009 and December 31, 2008, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2009, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2009

Warrants

As of December 31, 2009, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2010, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

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

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 15, 2010

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2010

 Exhibits

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (*1)
3.2		Bylaws (*1)
3.6		Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1		Specimen Common Stock Certificate (*1)
10.1		Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4		2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1		Code of Business Conduct (*3)
21.0	**	Subsidiaries of Registrant
31.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

**		Filed herewith
(*1)		Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)		Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)		Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006