Form 10-Q
period 2010-06-30
AMALGAMATED PICTURES CORP.
filed 2010-07-14
CIK 1326679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2010

 or

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

As of July 13, 2010, there were 6,459,660 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$49,094	$48,855

Total current assets	49,094	48,855

Capitalized film costs	33,399	33,399

Total Assets	$82,493	$82,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,520	$20
Accrued officer's salaries and producer's fees	75,000	72,000

Total current liabilities:	77,520	72,020

Advances from stockholder	15,800	15,500

Total Liabilities:	93,320	87,520

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	-	-
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	120,955	119,755
Deficit accumulated during development stage	(132,428)	(125,667)

Total stockholders' deficiency	(10,827)	(5,266)

Total Liabilities and Stockholders' Deficiency	$82,493	$82,254

See Notes to Consolidated Financial Statements

Amalgamated Pictures Corp.
  (a development stage company)

 Statement of Operations
 (unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period March 18, 2005 (inception) to June 30, 2010

Net sales	$0	$0	$0	$0	$0
Costs applicable to sales and revenue	0	0	0	0	0

Gross profit	0	0	0	0	0

Expenses
General and administrative	4,900	2,250	7,000	4,350	135,646
Organization expense	0	0	0	0	140

Total expenses	4,900	2,250	7,000	4,350	135,786

Loss before income taxes and interest income	(4,900)	(2,250)	(7,000)	(4,350)	(135,786)

Interest income	114	150	239	372	3,358

	(4,786)	(2,100)	(6,761)	(3,978)	(132,428)

Income taxes	0	0	0	0	0

Net loss	$(4,786)	$(2,100)	$(6,761)	$(3,978)	$(132,428)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660	6,459,660	6,459,660

 See Notes to Financial Statements

Amalgamated Pictures Corp.
   (a development stage company)

 Consolidated Statement of Cash Flows
 (unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period March 18, 2005 (inception) to June 30, 2010

Cash flows from operating activities:

Net loss	$(6,761)	$(3,978)	$(132,428)
Fair value of office space provided by principal stockholder	1,200	1,200	12,700
Fair value of services provided by principal stockholder	0	0	49,000
Increase of deferred expenses paid in cash	0	0	(3,175)
Increase of accounts payable	2,500	0	2,520
Increase of accrued officer’s salary	3,000		51,000

Cash generated from (used) in operating activities	(61)	222	(20,383)

Cash flows from investing activities:
Investment in film production	0	0	(9,399)

Cash used in investing activities	0	0	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0	63,076
Advance from stockholder	300	325	15,800

Cash generated from financing activities	300	325	78,876

Change in cash	239	547	49,094
Cash - beginning	48,855	48,330	0

Cash - end	$49,094	$48,877	$49,094

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)
  Summary of Significant Accounting Policies
 June 30, 2010
(unaudited)

Nature of Development Stage Operations

Amalgamated Pictures Corp., (the "Company") was formed on March 18, 2005 as a Florida corporation. The Company has been organized with the intent to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of low-budget digital films. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities and producing its first film. The Company has not yet commenced its principal revenue producing activities. On January 10, 2008, the Company formed, as a wholly owned subsidiary, Abbreviated Pictures Corp. to focus on short-form films suitable for Internet distribution.

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

Stock-based Compensation

Stock-based awards are to be accounted for using the fair value method in accordance with FASB Accounting Standards Codification 718 “Share-Based Payments” or ASC 718. The Company expects its primary type of share-based compensation to consist of stock options and will use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the options and the risk free interest rate.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with FASB Accounting Standards Codification 260, "Earning per Share" or ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The weighted average of shares issued and outstanding has been retroactively adjusted, since inception, to reflect the 10-for-1 forward split, described below in  Note 5 - Stockholders' Deficiency - Description of Securities - Common Stock.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company has adopted FASB Accounting Standards Codification 740, "Accounting for Income Taxes," or ASC 740. Pursuant to ASC 740, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

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
   June 30, 2010
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

Note 2 - Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils.  The carrying value of the entire amount of capitalized film costs consists of films in process at June 30, 2010.

Note 3 - Related Party Transactions

Beginning in March 2005 and continuing through June 30, 2010, the Company's principal stockholder advanced $15,500 to the Company. The advances are non-interest bearing, unsecured and due on July 31, 2011.

The principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $600 and $1,200 for the three months and six months ended June 30, 2010; $2,400 for 2009; and $12,700 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $600 for the three months ended June 30, 2010; $1,200 for the six months ended June 30, 2009; $2,400 for the year ended December 31, 2009; and $61,700 from inception through June 30, 2010 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of June 30, 2010, the total of accrued but unpaid officer's salary was $51,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of June 30, 2010, the total of accrued but unpaid production fees was $24,000.

Note 4 - Income Taxes

The Company has approximately $40,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $13,600. These carryovers expire in 2029. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

Note 5 - Stockholders' Deficiency

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of June 30, 2010 and December 31, 2009, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of June 30, 2010, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

Warrants

As of June 30, 2010, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2010, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 5 - Stockholders' Deficiency- Description of Securities - Common Stock.

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

Note 6 - Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of June 30, 2010, no options had been granted.

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

           Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended June 30, 2010, total expenses were $4,900, which consisted of auditing fees, $2,500; accrued but unpaid officer's salary, $1,500; the fair value of office space, provided by our sole officer and director, without cost to us, $600; and Florida  annual report fees, $300.

            Total expenses for the three months ended June 30, 2009, were  $2,250, which consisted of accrued but unpaid officer's salary, $1,500; the fair value of office space, provided by our sole officer and director, without cost to us, $600; and Florida  annual report fees; $150.

            Interest income - For the three months ended June 30, 2010, interest income earned on our invested cash was $114 compared to $150 for the three months ended June 30, 2009.

            Net loss - Net loss, before taxes, for the three months ended June 30, 2010 was $4,786 and for the three months ended June 30, 2009 was $2,100.

            Net loss per share - For the three months ended June 30, 2010, net loss per share was $NIL (less than $0.005 per share). For the three months ended June 30, 2009, net loss per share was also $NIL. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for both the three months ended June 30, 2010 and the three months ended June 30, 2009.

            Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009 and Period from March 18, 2005 (inception) through June 30, 2010

            Sales - We have not had any sales since inception.

            Expenses - For the six months ended June 30, 2010, total expenses were $7,000, which consisted of accrued but unpaid officer's salary, $3,000; auditing fees, $2,500; the fair value of office space, provided by our sole officer and director, without cost to us, $1,200; and Florida  annual report fees; $300.

            Total expenses for the six months ended June 30, 2009 were $4,350, which consisted of accrued but unpaid officer's salary, $3,000; the fair value of office space provided by our sole officer and director, without cost to us, $1,200; and Florida annual report fees; $150.

            From March 18, 2005 (inception) to June 30, 2010, expenses totaled $135,786.

            Interest income - For the six months ended June 30, 2010, interest income earned on our invested cash was $239 compared to $372 for the six months ended June 30, 2009.

            Since inception through June 30, 2010, our total interest income was $3,358.

            Net loss - Net loss, before taxes, for the six months ended June 30, 20 10 was $6,761 and for the six months ended June 30, 2009 was $3,978.

            Since inception (March 18, 2005) through June 30, 2010, we incurred a net loss, before taxes, of $132,428.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through June 30, 2010, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the six months ended June 30, 2010, net loss per share was $NIL (less than $0.005 per share). For the six months ended June 30, 2009, net loss per share was also $NIL. Net loss per share was computed based on 6,459,660 weighted average common shares outstanding for both the six months ended June 30, 2010 and the six months ended June 30, 2009.

Liquidity and Capital Resources

            As of June 30, 2010, the balance of our cash and cash equivalents was $49,094. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2010.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended June 30, 2010, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

Date: July 14, 2010