Form 10-K
period 2010-12-31
AMALGAMATED PICTURES CORP.
filed 2011-04-15
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2010

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

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31 , 2010.

As of April 13, 2011, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of April 13, 2011, there were 6,459,660 shares of Amalgamated Pictures Corp. common stock outstanding.

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

 PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Shares and Stock Split

            We are authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of April 13, 2011 and December 31, 2010, there were 6,459,660 shares of common stock issued and outstanding.  The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Warrants

            As of April 13, 2011 and December 31, 2010, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2011, the right to purchase one share of our common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above.

Shareholders and Warrant Holders

            As of April 13, 2011, we had 89 shareholders of our common stock and 87 holders of our Class A warrants.

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

For the years ended December 31, 2010 and December 31, 2009 and for the period March 18, 2005 (inception) through December 31, 2010:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2010, total expenses were $11,550 compared to $12,211 in 2009. Expenses in 2010 consisted primarily of accrued but unpaid officer's salary of $6,000, professional expense, $2,850 and the fair value of office space provided by our sole officer and director, without cost to us, $2,400. Expenses in 2009 consisted primarily of accrued but unpaid officer's salary of $6,000, professional expense, $3,500 and office space provided by our sole officer and director, without cost to us, $2,400. The fair value of office space was reflected in the statement of operations for 2010 and 2009, as general and administrative expenses with corresponding contributions to additional paid-in capital in the statement of changes of stockholders' equity.

            For the period March 18, 2005 (inception) through December 31, 2010, total expenses were $140,336.

            Interest income - Interest income earned for the year ended December 31, 2010 was $463, which compares to $661 in 2009.

            Since inception, we earned $3,582 on our invested cash.

            Net loss - Net loss, before taxes, for the year ended December 31, 2010, was $11,087, which compares to a loss of $11,550 for the year ended December 31, 2009.

            For the period March 18, 2005 (inception) through December 31, 2010, the total net loss was $136,754.

            We have not reduced our net loss for the period from inception, March 18, 2005, through December 31, 2010, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the year ended December 31, 2010, net loss per share was $0.00 and for the year ended December 31, 2009, net loss per share was $0.00.  Per share net loss was based on 6,459,660 weighted average common shares outstanding in 2010 and 2009.

Liquidity and Capital Resources

            As of December 31, 2010, the balance of our cash and cash equivalents was $46,468.We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to continue to pursue distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2011.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2010, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

            Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission  in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

Item 9B - Other Information

            None

 PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	33	President, chief executive officer, chief financial officer and director

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

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2008, 2009 and 2010 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Avery Pack, our president and chief executive officer. Mr. Pack is our sole officer.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Avery Pack, President and Chief Executive Officer	2008	$ 24,000	(1)	0	0	0	0	$ 0
	2009	6,000	(1)	0	0	0	0	0
	2010	6,000	(1)	0	0	0	0	0

            (1) All salary was accrued but unpaid.

Employment Agreements

            We have not entered into a formal employment agreement with our sole employee, Avery Pack. Employment arrangements are subject to the discretion of our board of directors, which currently consists solely of Mr. Pack.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2010, the total of accrued but unpaid officer's salary was $54,000. Also during the production phase of our feature film from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and his services as the film's producer. As of December 31, 2010, the total of accrued but unpaid production fees was $24,000.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 13, 2011, there were 6,459,660 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table presents certain information regarding beneficial ownership of our common stock as of April 13, 2011, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

            Beginning in March 2005 and continuing through December 31, 2010, Avery Pack advanced $15,800 to us. The advances are non-interest bearing, unsecured and due on January 31, 2012.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for the Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2010, the total of accrued but unpaid officer's salary was $54,000. Also during the production phase of our feature film, from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and for his services as film producer. As of December 31, 2010, the total of accrued but unpaid production fees was $24,000.

            Additionally, the principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2010; $2,400 for 2009; and $13,900 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $2,400 for the year ended December 31, 2010; $2,400 for the year ended December 31, 2009; and $62,900 from inception to December 31, 2010 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Item 14 - Principal Accountant Fees and Services

            We were billed by Michael F. Cronin, CPA a total of $2,500 for audit services for the periods during and ending December 31, 2010; and $3,500 for audit services for the year ended December 31, 2009.  Mr. Cronin did not provide audit related services, tax services or any other services in 2009 and 2010.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Dania Beach, Florida

       I have audited the accompanying balance sheet of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2010 and the related statements of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2010 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2010. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2010 and the results of its operations, its cash flows and changes in stockholders' equity for the year ended December 31, 2010 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2010  in conformity with accounting principles generally accepted in the United States.

/s/ Patrick E. Rogers, CPA, PA

Patrick E. Rogers, CPA, PA Altamonte Springs, Florida

April 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amalgamated Pictures Corp.
Dania Beach, Florida

       I have audited the accompanying balance sheet of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2009 and the related statements of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2009 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2009. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2009 and the results of its operations, its cash flows and changes in stockholders' equity for the year ended December 31, 2009 and for the cumulative development stage period of March 18, 2005 (inception) through December 31, 2009  in conformity with accounting principles generally accepted in the United States.

/s/ Michael Cronin

Michael F. Cronin Certified Public Accountant
Orlando, Florida

April 15, 2010

Amalgamated Pictures Corp. (a development stage company) Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$46,468	$48,855

Total current assets	46,468	48,855

Capitalized Film Costs	33,399	33,399

Total Assets	$79,867	$82,254

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	78,000	72,000

Total current liabilities:	78,020	72,020

Advances from stockholder	15,800	15,500

Total Liabilities:	93,820	87,520

Stockholders' equity:
Preferred stock par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	0	0
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	122,155	119,755
Deficit accumulated during development stage	(136,754)	(125,667)

Total stockholders' deficiency	(13,953)	(5,266)

Total Liabilities and Stockholders' Deficiency	$79,867	$82,254

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

Statement of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period March 18, 2005 (inception) to December 31, 2010

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	11,550	12,211	140,196
Organization expense	-	-	140

Total expenses	11,550	12,211	140,336

Loss before income taxes and interest income	(11,550)	(12,211)	(140,336)

Interest income	463	661	3,582

	(11,087)	(11,550)	(136,754)
Income taxes	-	-	-

Net loss	$(11,087)	$(11,550)	$(136,754)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statement of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period March 18, 2005 (inception) to December 31, 2010

Cash flows from operating activities:

Net loss	$(11,087)	$(11,550)	$(136,754)
Fair value of office space provided by principal stockholder	2,400	2,400	13,900
Fair value of services provided by principal stockholder	-	-	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase (decrease) of accounts payable	-	-	20
Increase of accrued officer's salary	6,000	6,000	54,000

Cash used in operating activities	(2,687)	(3,150)	(23,009)

Cash flows from investing activities:
Investment in film production	-	-	(9,399)

Cash used in investing activities	-	-	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	63,076
Advance from stockholder	300	3,675	15,800

Cash generated from financing activities	300	3,675	78,876

Change in cash	(2,387)	525	46,468
Cash – beginning	48,855	48,330	-

Cash – end	$46,468	$48,855	$46,468

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity
 For the period March 18, 2005 (inception) to December 31, 2010

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.004 per share on March 18, 2005	6,250,000	$625	$24,375		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.004 per share on March 18, 2005	135,000	13	527		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	6,385,000	638	45,802	(20,792)	25,648

Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	6,385,000	638	72,202	(50,475)	22,365

Issued for cash at $0.51 per unit	74,660	8	38,069		38,076
Record deferred offering costs as reduction of additional paid-in capital			(3,716)		(3,716)
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			8,400		8,400
Net loss				(29,541)	(29,541)

Balance December 31, 2007	6,459,660	646	114,955	(80,016)	35,585

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net loss				(34,101)	(34,101)

Balance December 31, 2008	6,459,660	646	117,355	(114,117)	3,884

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(11,550)	(11,550)

Balance December 31, 2009	6,459,660	$646	119,755	(125,667)	(5,266)

Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(11,087)	(11,087)

Balance December 31, 2010	6,459,660	$646	$122,155	$(136,754)	$(13,953)

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements
 December 31, 2010

1.      Nature of Development Stage Operations

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

2.      Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could significantly differ from those estimates.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Foreign currency translation

The Company complies with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 830, "foreign Currency Maters." Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue recognition

In accordance with the FASB ASC Topic 605, "Revenue Recognition," the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Furniture and fixtures	5-7	years
Building	39	years
Land improvements	10	years
Machinery and equipment	5-7	years
Computer equipment	3	years
Office equipment	7	years
Trucks and trailers	5	years

Long-Lived Assets

In accordance with FASB ASC Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2010 and 2009.

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Obsolete items are carried at estimated net realizable value.

Earnings per share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, "Earnings Per Share." Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes," which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of January 1, 2010.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, "Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company' to reflect as a separate component of stockholders' equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718"Compensation – Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No stock options or restricted stock awards were issued to employees or non-employees during the year ended December 31, 2009; as a result, the Company recorded no compensation expense for stock options or restricted stock awards under FASB ASC 718.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 "Fair Value Measurements and Disclosures" provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this Update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

In January 2010, the FASB issued an Accounting Standards Update to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification")and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on October 1, 2009. The application of the Codification did not have an impact on the Company's financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

On October 1, 2009, The Company adopted FASB ASC Topic 805 (ASC 805), "Business Combinations," which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company's financial statements.

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), "Fair Value Measurements and Disclosures," for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value," to amend FASB ASC Topic 820, "Fair Value Measurements and Disclosures," to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance effective October 1, 2009, and there was no material impact on the Company's financial statements or related footnotes.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance effective October 1, 2009 with no significant impact on the Company's financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures," when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company's financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments," which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company's financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), "Recognition and Presentation of Other-Than-Temporary Impairments," which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the additional requirements did not have any financial impact on the Company's financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, "Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.  ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or the Company's fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company's financial statements

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

3.         Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2010.

4.         Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2010, the Company's principal stockholder advanced $15,800 to the Company. The advances are non-interest bearing, unsecured and due on January 31, 2012.

The principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2010; $2,400 for 2009; and $13,900 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $2,400 for the year ended December 31, 2010; $2,400 for the year ended December 31, 2009; and $62,900 from inception to December 31, 2010 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2010, the total of accrued but unpaid officer's salary was $54,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of December 31, 2010, the total of accrued but unpaid production fees was $24,000.

5.         Income Taxes

The Company has approximately $40,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $13,600. These carryovers expire in 2030. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

6.         Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2010 and December 31, 2009, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2010, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2010

Warrants

As of December 31, 2010, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2011, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 6 - Stockholders' Equity - Description of Securities - Common Stock.

Securities Issued for Cash

On March 18, 2005, the Company issued 6,250,000 shares of common stock, which are restricted as to transferability, to its founder and president for $25,000 cash. The number of shares has been retroactively adjusted because of the stock split described above in Note 4 - Stockholders' Equity - Description of Securities - Common Stock.

On December 31, 2007, the Company completed its initial public offering of units consisting of one share of common stock and one Class A warrant. The Company sold a total of 74,660 units at $0.51 per unit. The Company received $38,076, as gross proceeds of the offering, and $34,360 as net proceeds. The expenses of the offering, $3,716, were initially recorded as Deferredoffering costs. Upon completion of the offering, Deferred offering costs was reclassified as a reduction of Additional paid-in capital. The number of units and price per unit have been retroactively adjusted because of the stock split described above in Note 6 - Stockholders' Equity - Description of Securities - Common Stock.

Common Stock Issued for Services

On March 18, 2005, the Company issued 135,000 shares of common stock, which were initially restricted as to transferability, for legal services in connection with the Company's public offering of securities. The shares were valued at $540, which represented the fair value of the stock issued. The number of shares has been retroactively adjusted because of the stock split described above in Note 6 - Stockholders' Equity - Description of Securities - Common Stock.

7.         Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2010 and 2009, no options had been granted.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 15, 2011

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2011

 Exhibits

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (*1)
3.2		Bylaws (*1)
3.6		Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1		Specimen Common Stock Certificate (*1)
10.1		Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4		2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1		Code of Business Conduct (*3)
21.0	**	Subsidiaries of Registrant
31.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

**		Filed herewith
(*1)		Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)		Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)		Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006