Form 10-K
period 2012-12-31
AMALGAMATED PICTURES CORP.
filed 2013-04-16
CIK 1326679

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended December 31, 2012

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

Amalgamated Pictures Corp. did not have any revenue for the year ended December 31 , 2012.

As of April 15, 2013, there was no market value of Amalgamated Pictures Corp. common stock held by non-affiliates.

As of April 15, 2013, there were 6,459,660 shares of Amalgamated Pictures Corp. common stock outstanding.

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

 PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 Shares and Stock Split

            We are authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of April 15, 2013 and December 31, 2012, there were 6,459,660 shares of common stock issued and outstanding.  The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Warrants

            As of April 15, 2013 and December 31, 2012, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2013, the right to purchase one share of our common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above.

Shareholders and Warrant Holders

            As of April 15, 2013, we had 89 shareholders of our common stock and 87 holders of our Class A warrants.

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

For the years ended December 31, 2012 and December 31, 2011 and for the period March 18, 2005 (inception) through December 31, 2012:

            Sales - We have not had any sales since inception.

            Expenses - For the year ended December 31, 2012, total expenses were $10,750 compared to $10,780 in 2011. Expenses in 2012 consisted of accrued but unpaid officer's salary of $6,000, professional expense, $2,050 and the fair value of office space provided by our sole officer and director, without cost to us, $2,400 and miscellaneous, $300. Expenses in 2011 consisted of accrued but unpaid officer's salary of $6,000, professional expense, $2,050, office space provided by our sole officer and director, without cost to us, $2,400 and miscellaneous, $330. The fair value of office space was reflected in the statement of operations for 2012 and 2011, as general and administrative expenses with corresponding contributions to additional paid-in capital in the statement of changes of stockholders' equity (deficiency).

            For the period March 18, 2005 (inception) through December 31, 2012, total expenses were $157,704.

            Interest income - Interest income earned for the year ended December 31, 2012 was $205, which compares to $375 in 2011.

            Since inception, we earned $4,162 on our invested cash.

            Net loss - Net loss, before taxes, for the year ended December 31, 2012, was $10,545 which compares to a loss of $10,405 for the year ended December 31, 2011.

            For the period March 18, 2005 (inception) through December 31, 2012, the total net loss was $157,704.

            We have not reduced our net loss for the period from inception, March 18, 2005, through December 31, 2012, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the year ended December 31, 2012, net loss per share was $0.00 and for the year ended December 31, 2011, net loss per share was $0.00.  Per share net loss was based on 6,459,660 weighted average common shares outstanding in 2012 and 2011.

Liquidity and Capital Resources

            As of December 31, 2012, the balance of our cash and cash equivalents was $42,918. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to continue to pursue distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2013.

Item 8 - Financial Statements and Supplementary Data

            Our audited financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 follow Item 15, beginning at page F-1, following Part IV.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A - Controls and Procedures

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended December 31, 2012, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

            Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission  in Internal Control - Integrated Framework . Based on that assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

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

Item 9B - Other Information

            None

 PART III

Item 10 - Directors, Executive Officers and Corporate Governance

            Our current sole executive officer, key employee and director is:

Name	Age	Position

Avery Pack	35	President, chief executive officer, chief financial officer and director

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

Item 11 - Executive Compensation

Summary Compensation Table

            The following table provides summary information for the fiscal years 2010, 2011 and 2012 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Avery Pack, our president and chief executive officer. Mr. Pack is our sole officer.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

	2010	6,000	(1)	0	0	0	0	0
	2011	6,000	(1)	0	0	0	0	0
	2012	6,000	(1)	0	0	0	0	0

            (1) All salary was accrued but unpaid.

Employment Agreements

            We have not entered into a formal employment agreement with our sole employee, Avery Pack. Employment arrangements are subject to the discretion of our board of directors, which currently consists solely of Mr. Pack.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2012, the total of accrued but unpaid officer's salary was $66,000. Also during the production phase of our feature film from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and his services as the film's producer. As of December 31, 2012, the total of accrued but unpaid production fees was $24,000.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

            As of April 15, 2013, there were 6,459,660 shares of our common stock issued and outstanding. None of our preferred stock has been issued.

            The following table presents certain information regarding beneficial ownership of our common stock as of April 15, 2013, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

            Beginning in March 2005 and continuing through December 31, 2012, Avery Pack advanced $16,400 to us. The advances are non-interest bearing, unsecured and due on demand.

            On April 1, 2007, we began to accrue $2,000 per month as officer's salary for the Mr. Pack in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2012, the total of accrued but unpaid officer's salary was $66,000. Also during the production phase of our feature film, from April 1, 2007 through September 30, 2007, we accrued $4,000 per month as production fees, in consideration for his providing film making equipment and for his services as film producer. As of December 31, 2012, the total of accrued but unpaid production fees was $24,000.

            Additionally, the principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2012, $2,400 for 2011, and $18,700 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $2,400 for the year ended December 31, 2012, $2,400 for the year ended December 31, 2011, and $67,700 from inception to December 31, 2012 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

Item 14 - Principal Accountant Fees and Services

            We were billed by Patrick E. Rodgers, CPA, PA, a total of $2,050 for audit services for the period during and ending December 31, 2012 and $2,500 for audit services for the year ended December 31, 2011.  Patrick E Rodgers, CPA, PA did not provide audit related services, tax services or any other services in 2011 and 2012.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

See Exhibit Index attached to this Form 10-K.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

 Amalgamated Pictures Corp.
 (a development stage company)

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements: Balance Sheets as of December 31, 2012 and December 31, 2011	F-3
Statement of Operations For years ended December 31, 2012 and December 31, 2011 and for period from March 18, 2005 (Inception) through December 31, 2012	F-4
Statement of Cash Flows For years ended December 31, 2012 and December 31, 2011 and for period from March 18, 2005 (Inception) through December 31, 2012	F-5
Statement of Changes in Stockholders' Equity (Deficiency) for period from March 18, 2005 (Inception) through December 31, 2012	F-6
Notes to Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2012 and 2011

Board of Directors and Shareholders
Amalgamated Pictures Corp.
Dania Beach, Florida

I have audited the accompanying balance sheets of Amalgamated Pictures Corp., a development stage company, (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Amalgamated Pictures Corp. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States.

/s/ Patrick E. Rodgers, CPA, PA

Patrick E. Rodgers, CPA, PA Altamonte Springs, Florida

April 15, 2013

Amalgamated Pictures Corp. (a development stage company) Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$42,918	$44,763

Total current assets	42,918	44,763

Capitalized Film Costs	33,399	33,399

Total Assets	$76,317	$78,162

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	90,000	84,000
Advances from stockholder due on demand	16,400	16,100

Total Current Liabilities	106,420	100,120

Stockholders' deficiency:
Preferred stock par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	-	-
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	126,955	124,555
Deficit accumulated during development stage	(157,704)	(147,159)

Total stockholders' deficiency	(30,103)	(21,958)

Total Liabilities and Stockholders' Deficiency	$76,317	$78,162

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period March 18, 2005 (inception) to December 31, 2012

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	10,750	10,780	161,726
Organization expense	-	-	140

Total expenses	10,750	10,780	161,866

Loss before income taxes and interest income	(10,750)	(10,780)	(161,866)

Interest income	205	375	4,162

	(10,545)	(10,405)	(157,704)
Income taxes	-	-	-

Net loss	$(10,545)	$(10,405)	$(157,704)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660

See Notes to Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period March 18, 2005 (inception) to December 31, 2012

Cash flows from operating activities:

Net loss	$(10,545)	$(10,405)	$(157,704)
Fair value of office space provided by principal stockholder	2,400	2,400	18,700
Fair value of services provided by principal stockholder	-	-	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase (decrease) of accounts payable	-	-	20
Increase of accrued officer's salary	6,000	6,000	66,000

Cash used in operating activities	(2,145)	(2,005)	(27,159)

Cash flows from investing activities:
Investment in film production	-	-	(9,399)

Cash used in investing activities	-	-	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	63,076
Advance from stockholder	300	300	16,400

Cash generated from financing activities	300	300	79,476

Change in cash	(1,845)	(1,705)	42,918
Cash – beginning	44,763	46,468	-

Cash – end	$42,918	$44,763	$42,918

See Notes to Financial Statements

Amalgamated Pictures Corp.
 (a development stage company)

 Statement of Changes in Stockholders' Equity (Deficiency)
 For the period March 18, 2005 (inception) to December 31, 2012

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Total

	Shares	Amount

Issued to founder for cash at $0.004 per share on March 18, 2005	6,250,000	$625	$24,375		$25,000
Issued for legal services, amount recorded based on the fair value of stock at $0.004 per share on March 18, 2005	135,000	13	527		540
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			20,900		20,900
Net loss				$(20,792)	(20,792)

Balance December 31, 2005	6,385,000	638	45,802	(20,792)	25,648
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			26,400		26,400
Net loss				(29,683)	(29,683)

Balance December 31, 2006	6,385,000	638	72,202	(50,475)	22,365
Issued for cash at $0.51 per unit	74,660	8	38,069		38,076
Record deferred offering costs as reduction of additional paid-in capital			(3,716)		(3,716)
Fair value of services and office space, provided by principal shareholder, recorded as contributed capital			8,400		8,400
Net loss				(29,541)	(29,541)

Balance December 31, 2007	6,459,660	646	114,955	(80,016)	35,585
Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net loss				(34,101)	(34,101)

Balance December 31, 2008	6,459,660	646	117,355	(114,117)	3,884
Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(11,550)	(11,550)

Balance December 31, 2009	6,459,660	646	119,755	(125,667)	(5,266)
Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(11,087)	(11,087)

Balance December 31, 2010	6,459,660	646	122,155	(136,754)	(13,953)
Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(10,405)	(10,405)

Balance December 31, 2011	6,459,660	646	124,555	(147,159)	(21,958)
Fair value of office space, provided by principal shareholder, recorded as contributed capital			2,400		2,400
Net Loss				(10,545)	(10,545)

Balance December 31, 2012	6,459,660	646	$126,955	$(157,704)	(30,103)

See Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements
 December 31, 2012

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
 December 31, 2012

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
 December 31, 2012

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718, "Compensation – Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No stock options or restricted stock awards were issued to employees or non-employees during the years ended December 31, 2011 and 2012; as a result, the Company recorded no compensation expense for stock options or restricted stock awards under FASB ASC 718.

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
 December 31, 2012

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
 December 31, 2012

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

3.         Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at December 31, 2012. The Company plans to continue to actively market the film in the U.S. and other markets.

4.         Related Party Transactions

Beginning in March 2005 and continuing through December 31, 2012, the Company's principal stockholder advanced $16,400 to the Company. The advances are non-interest bearing, unsecured and due on demand.

The principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for 2012, $2,400 for 2011, and $18,700 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $2,400 for the year ended December 31, 2012, $2,400 for the year ended December 31, 2011, and $67,700 from inception to December 31, 2012 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of December 31, 2012, the total of accrued but unpaid officer's salary was $66,000. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of December 31, 2012, the total of accrued but unpaid production fees was $24,000.

5.         Income Taxes

The Company has approximately $50,000 in net operating loss carryovers available to reduce future income taxes, resulting in deferred tax assets of approximately $16,000. These carryovers expire in 2032. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset.

6.         Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of December 31, 2012 and December 31, 2011, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2012, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Financial Statements (Continued)
 December 31, 2012

Warrants

As of December 31, 2012, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2013, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 6 - Stockholders' Equity - Description of Securities - Common Stock.

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

7.         Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2012, no options had been granted.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Pictures Corp.

(Registrant)

By:	/s/ Avery Pack

Avery Pack President and Chief Executive Officer

Date:	April 15, 2013

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avery Pack

Avery Pack Principal Executive Officer, Director, Principal Accounting Officer and Principal Financial Officer

Date:	April 15, 2013

 Exhibits

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (*1)
3.2		Bylaws (*1)
3.6		Class A Redeemable Warrant Agreement including Form of Class A Redeemable Warrant Certificate (*1)
4.1		Specimen Common Stock Certificate (*1)
10.1		Letter Commitment of Avery Pack to Lend Funds dated November 28, 2005 (*2)
10.4		2005 Amalgamated Pictures Corp. Stock Option Plan (*1)
14.1		Code of Business Conduct (*3)
21.0	**	Subsidiaries of Registrant
31.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

**		Filed herewith
(*1)		Incorporated by reference to Amalgamated Pictures Corp. SB-2, filed May 23, 2005
(*2)		Incorporated by reference to Amalgamated Pictures Corp. SB-2/A filed November 30, 2005
(*3)		Incorporated by reference to Amalgamated Pictures Corp. 10-KSB for the year ended December 31, 2005, filed April 12, 2006