Form 10-Q
period 2013-03-31
AMALGAMATED PICTURES CORP.
filed 2013-05-20
CIK 1326679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2013

 or

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

As of May 15, 2013, there were 6,459,660 shares of the registrant's common stock outstanding.

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

SIGNATURES

PART I

ITEM 1 - FINANCIAL STATEMENTS

Amalgamated Pictures Corp. (a development stage company) Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$42,959	$42,918

Total current assets	42,959	42,918

Capitalized film costs	33,399	33,399

Total Assets	$76,358	$76,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$20	$20
Accrued officer's salaries and producer's fees	91,500	90,000
Advances from shareholder due on demand	16,400	16,400

Total Current Liabilities:	107,920	106,420

Stockholders' equity:
Preferred stock, par value $0.0001
Authorized 5,000,000 shares, Issued and outstanding, none	-	-
Common stock, par value $0.0001
Authorized 50,000,000 shares, Issued and outstanding, 6,459,660 shares	646	646
Additional paid-in capital	127,555	126,955
Deficit accumulated during development stage	(159,763)	(157,704)

Total stockholders' deficiency	(31,562)	(30,103)

Total Liabilities and Stockholders' Deficiency	$76,358	$76,317

See Notes to Consolidated Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period March 18, 2005 (inception) to March 31, 2013

Net sales	$-	$-	$-
Costs applicable to sales and revenue	-	-	-

Gross profit	-	-	-

Expenses
General and administrative	2,100	2,100	163,826
Organization expense	-	-	140

Total expenses	2,100	2,100	163,966

Loss before income taxes and interest income	(2,100)	(2,100)	(163,966)
Interest income	41	55	4,203

	(2,059)	(2,045)	(159,763)
Income taxes	-	-	-

Net loss	$(2,059)	$2,045)	$(159,763)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,459,660	6,459,660

See Notes to Consolidated Financial Statements

Amalgamated Pictures Corp.
(a development stage company)

 Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period March 18, 2005 (inception) to March 31, 2013

Cash flows from operating activities:

Net loss	$(2,059)	$(2,045)	$(159,763)
Fair value of office space provided by principal stockholder	600	600	19,300
Fair value of services provided by principal stockholder	-	-	49,000
Increase of deferred expenses paid in cash	-	-	(3,175)
Increase of accounts payable	-	-	20
Increase of accrued officer's salary	1,500	1,500	67,500

Cash generated (used) in operating activities	41	55	(27,118)

Cash flows from investing activities:
Investment in film production	-	-	(9,399)

Cash used in investing activities	-	-	(9,399)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	63,076
Advance from stockholder	-	-	16,400

Cash generated from financing activities	-	-	79,476

Change in cash	41	55	42,959
Cash – beginning	42,918	44,763	-

Cash – end	$42,959	$44,818	$42,959

See Consolidated Notes to Financial Statements

AMALGAMATED PICTURES CORP.
 (a development stage company)
  Notes to Consolidated Financial Statements
 March 31, 2013

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
 March 31, 2013

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
 March 31, 2013

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

AMALGAMATED PICTURES CORP.
(a development stage company)

 Notes to Consolidated Financial Statements (Continued)
 March 31, 2013

(unaudited)

4.         Capitalized Film Costs

During the year ended December 31, 2007, the Company capitalized $33,399 of expenses in connection with the making of the film, Foreign Devils. The carrying value of the entire amount of capitalized film costs consists of films in process at March 31, 2013 and December 31, 2012. The Company plans to continue to actively market the film in the U.S. and other markets.

5.         Related Party Transactions

Beginning in March 2005 and continuing through March 31, 2013, the Company's principal stockholder advanced $16,400 to the Company. The advances are non-interest bearing, unsecured and due on demand.

The principal stockholder provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the quarter ended March 31, 2013, $2,400 for 2012, and $19,300 from inception. He also provided, without cost to the Company, his services, valued at $2,000 per month, for a total of $49,000 from inception through March 31, 2007.  The combined total of these expenses, $600 for the quarter ended March 31, 2013, $2,400 for the year ended December 31, 2012, and $68,300 from inception to March 31, 2013 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On April 1, 2007, the Company began to accrue $2,000 per month as officer's salary for the principal stockholder in his capacity as president. In January 2009, the salary accrual was reduced to $500 per month. As of March 31, 2013, the total of accrued but unpaid officer's salary was $67,500. Also during the production phase of motion picture development, from April 1, 2007 through September 30, 2007, the Company accrued $4,000 per month as production fees for the principal stockholder's providing film making equipment and for his services as film producer. As of March 31, 2013, the total of accrued but unpaid production fees was $24,000.

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

7.         Stockholders' Equity

Description of Securities

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with par value of $0.0001 per share. As of March 31, 2013 and December 31, 2012, 6,459,660 shares of common stock, were issued and outstanding. The number of issued and outstanding shares has been retroactively adjusted for a 10-for-1 forward split, which became effective on February 22, 2008. The stock split was accomplished by the issuance of nine additional shares for each share owned as of the record date. All references as to the shares of the Company's common stock, since inception, have been restated to reflect the stock split.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value of $0.0001 per share. As of March 31, 2013, no shares of preferred stock had been issued. The articles of incorporation provide that the Company's board of directors, without shareholder approval, is authorized to issue the preferred stock in one or more series and can fix the number of shares constituting any series, and can fix the terms, including the rights pertaining to dividends, conversions, voting, redemption and liquidation.

AMALGAMATED PICTURES CORP.
 (a development stage company)

 Notes to Consolidated Financial Statements (Continued)
 March 31, 2013

(unaudited)

Warrants

As of March 31, 2013 and December 31, 2012, there were 74,660 Class A warrants outstanding. Each warrant grants the holder, until December 31, 2013, the right to purchase one share of the Company's common stock at $0.60 per share. The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 7 - Stockholders' Equity - Description of Securities - Common Stock.

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

8.         Stock Option Plan

On March 18, 2005, the Company adopted the 2005 Amalgamated Pictures Corp. Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 500,000 shares for options over a ten-year period. Under provisions of the Plan, the purchase price for a share of stock subject to the options shall not be less than 100% of the fair market value of the stock at the date of grant. As of March 31, 2013 and December 31, 2012, no options had been granted.

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

Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012 and Period from March 18, 2005 (inception) through March 31, 2013

            Sales - We have not had any sales since inception.

            Expenses - For the three months ended March 31, 2013, total expenses were $2,100, which consisted of accrued officer's salary, $1,500 and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

For the three months ended March 31, 2012, total expenses were $2,100, which consisted of accrued officer's salary, $1,500 and the fair value of office space, $600, provided by our sole officer and director, without cost to us.

From March 18, 2005 (inception) to March 31, 2013, expenses totaled $163,966.

            Interest income - For the three months ended March 31, 2013, interest income earned on our invested cash was $41 compared to $55 for the three months ended March 31, 2012.

Since inception through March 31, 2013, our total interest income was $4,203

            Net loss - Net loss, before taxes, for the three months ended March 31, 2013 was $2,059 and for the three months ended March 31, 2012 was $2,045.  Since inception (March 18, 2005) through March 31, 2013, we incurred a net loss, before taxes, of $159,763.

           We have not reduced our net loss, for the period from inception, March 18, 2005, through March 31, 2013, by any tax benefit; consequently our net loss was the same both before and after taxes.

            Net loss per share - For the three months ended March 31, 2013, net loss per share was $0.00. For the three months ended March 31, 2012, net loss per share was also $0.00. Net loss per share for both periods was computed based on 6,459,660 weighted average common shares outstanding.

Liquidity and Capital Resources

            As of March 31, 2013, the balance of our cash and cash equivalents was $42,959. We believe that we have enough cash to execute our business plan for the next 12 months. With the cash available, we plan to arrange for distribution of our first completed film, Foreign Devils and to begin pre-production of a second film property and develop websites for both properties.

Capital Expenditures

            We do not expect any significant purchases of equipment in 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

Item 4T - Controls and Procedures

            Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended March 31, 2013, Avery Pack who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 17, 2013